Form 10-Q
period 1996-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1996-05-14
CIK 869660

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

(Mark One)

 /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    MARCH 31, 1996
                                          OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934



For the transition period from                   to

Commission file number    0-20056

                        WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                (Exact name of registrant as specified in its charter)


              CALIFORNIA                         33-0433017
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

                 3158 REDHILL AVENUE, SUITE 120, COSTA MESA, CA 92626
                       (Address of principal executive offices)

                                    (714) 662-5565
                           (Registrant's telephone number,
                                 including area code)

                                         N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                          (A California Limited Partnership)

                                  INDEX TO FORM 10-Q


                         FOR THE QUARTER ENDED MARCH 31, 1996


PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
         Balance Sheets, March 31, 1996 and December 31, 1995             3


         Statement of Operations
              For the three months ended March 31, 1996 and 1995          4

         Statement of Partners' Equity
              For the three months ended March 31, 1996 and 1995          5


         Statement of Cash Flows
              For the three months ended March 31, 1996 and 1995          6

         Notes to Financial Statements 7

    Item 2. Management's Discussion and Analysis of Financial            10
    Condition and Results of Operations



PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                              13

    Signatures                                                            14

                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                          (A California Limited Partnership)

                                    BALANCE SHEETS


                         March 31, 1996 and December 31, 1995

                                                      1996           1995
                                                       ----           ----
                                     ASSETS

    Cash and cash equivalents (Note 1)         $     598,160  $    1,113,575

    Investments in limited partnerships            9,257,315       9,640,622

    Other assets                                       4,084          34,288
                                                   ----------     ----------
                                                $  9,859,559    $ 10,788,485
                                                   ----------     ----------
                                                   ----------     ----------




                           LIABILITIES AND PARTNERS' EQUITY

    Liabilities:
     Payables to limited partnerships           $      5,000  $      555,000
     Accrued fees and expenses due to general
     partner and affiliates (Note 3)                 619,674         566,653
                                                    --------       ---------
                Total liabilities                    624,674       1,121,653
                                                    --------       ---------
    Partners' equity (Note 1):
      General partner                                (72,912)        (68,593
      Limited partners (17,747 units issued
      and outstanding)                             9,307,797       9,735,425
                                                  ----------     -----------
    Total partners' equity                         9,234,885       9,666,832
                                                  ----------     -----------
                                                $  9,859,559    $ 10,788,485
                                                  ----------     -----------
                                                  ----------     -----------


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                          (A California Limited Partnership)

                               STATEMENTS OF OPERATIONS


                 For  the Three months Ended March 31, 1996 and 1995


                                                      1996           1995
                                                      ----           ----
    Interest income                           $        6,846  $        7,465
                                                    --------       ---------
    OPERATING EXPENSES:
    Amortization                                      13,709          13,709
    Asset management fees (Note 3)                    52,452          46,291
    Legal and accounting                               2,000           3,455
    Other                                                632           6,153
                                                    --------       ---------
    Total operating expenses                          68,793          69,608
                                                    --------       ---------

    Loss from operations                             (61,947)        (62,143)

    Equity in loss from limited partnerships        (370,000)       (253,000)
                                                    --------       ---------

    Net loss                                  $     (431,947)    $  (315,143)
                                                    --------       ---------
                                                    --------       ---------

    Net loss allocated to:
      General partner                         $       (4,319)  $      (3,151)
                                                    --------       ---------
                                                    --------       ---------
      Limited partners                        $     (427,628)    $  (311,992)
                                                    --------       ---------
                                                    --------       ---------

    Net loss per weighted limited partner
    unit outstanding (17,727 units at
    1996 and 1995)                                    $  (24)         $  (18)
                                                        ----            ----
                                                        ----            ----


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                          (A California Limited Partnership)

                       STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                 For  the Three months Ended March 31, 1996 and 1995


FOR THE THREE MONTHS ENDED MARCH 31, 1996
                             General Partner     Limited Partner         Total
                             ---------------     ---------------         -----
Equity (deficit),
December 31, 1995                 $  (68,593)        $ 9,735,425  $  9,666,832
Net loss for the Three
months ended March 31, 1996           (4,319)           (427,628)     (431,947)
                                    --------            --------     ---------
Equity (deficit),
March 31, 1996                    $  (72,912)        $ 9,307,797  $  9,234,885
                                    --------           ---------     ---------
                                    --------           ---------     ---------



FOR THE THREE MONTHS ENDED MARCH 31, 1995
                             General Partner     Limited Partner         Total
                             ---------------     ---------------         -----
Equity (deficit),
December 31, 1994                 $  (50,258)       $ 11,550,604  $ 11,500,346

Net loss for the
Three months ended
June 30, 1995                         (3,151)           (311,992)     (315,143)
                                    --------          ----------    ----------
Equity (deficit), March 31, 1995  $  (53,409)       $ 11,238,612  $ 11,185,203
                                    --------          ----------    ----------
                                    --------          ----------    ----------


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                          (A California Limited Partnership)

                               STATEMENT OF CASH FLOWS


                 For  the Three months Ended March 31, 1996 and 1995


                                                      1996           1995
                                                      ----           ----
    Cash flows used by operating activities:
    Net loss                                     $  (431,947)    $  (315,143)
    Adjustments to reconcile net loss to net
    cash used by operating activities:
          Amortization                                13,707          13,709
          Equity in loss of limited partnerships     370,000         253,000
          Decease (increase) in interest
           receivable                                 27,802            (366)
          Increase in due to general partner
           and affiliates                             53,023           6,364
                                                    --------       ---------
    Net cash provided (used) by operating
     activities                                       32,585         (42,436)
                                                    --------       ---------
    Cash used by investing activities:
          Investments in limited partnerships       (550,000)       (344,583)
          Decrease in property deposits
          Deposit to cash in escrow
          Acquisition fees                                              (327)
          Distribution from limited partnership
    Net cash used by investing activities           (550,000)       (344,910)

    Cash provided by financing activities:
          Decrease in receivable from affiliate        2,000
                                                    --------       ---------
          Increase in other assets
    Net cash provided by financing activities          2,000               0

    Net decrease in cash and cash equivalents       (515,415)       (387,346)

    Cash and cash equivalents, beginning of
     period                                        1,113,575       1,692,560
                                                   ---------       ---------
    Cash and cash equivalents, end of period    $    598,160     $ 1,305,214
                                                   ---------       ---------
                                                   ---------       ---------


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                          (A California Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS

                                    March 31, 1996

NOTE 1 - ORGANIZATION AND OTHER MATTERS

ORGANIZATION
WNC California Housing Tax Credits II, L.P. (the "Partnership") was formed on September 13, 1990 under the California Revised Limited Partnership Act. The Partnership was formed to invest in other local limited partnerships which will own and operate apartment complexes that qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and changes in cash flows for the period then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner is WNC & Associates, Inc. Wilfred N. Cooper Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester is the original limited partner of the Partnership and, through the Lester Family Trust, owns 30% of the outstanding stock of WNC & Associates, Inc.

NOTE 1 - ORGANIZATION AND OTHER MATTERS (CONTINUED)

ALLOCATIONS UNDER THE TERMS OF THE PARTNERSHIP AGREEMENT

The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their preferred return (as defined in the Partnership's Agreement of Limited Partnership) and the general partner has received a subordinated disposition fee any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED


METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

CASH AND CASH EQUIVALENTS
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

The Partnership had acquired limited partnership interests in fifteen local
limited partnerships at March 31, 1996 and December 31, 1995.   Construction of
fifteen residential apartment complexes were completed as of March 31, 1996 and December 31, 1995. One apartment complex completed construction in May 1995 and had minimal rental operations during the period ended March 31, 1995.

The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships. The following is a summary of the Partnership's investment in limited partnerships as of March 31, 1996 and December 31, 1995:


                                                       1996         1995
                                                       ----         ----
       Investment per balance sheet,
        beginning of period                      $ 9,640,622    $ 11,178,031
         Investments in limited partnerships                          99,510
         Capitalized acquisition fees and costs
         Equity in loss of limited partnerships     (370,000)     (1,579,652)
         Distributions                                                (4,039)
         Amortization                                (13,307)        (53,228)
                                                   ---------       ---------
       Investment per balance sheet,
        end of period                            $ 9,257,315    $  9,640,622
                                                   ---------       ---------
                                                   ---------       ---------



                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

Selected operating information from the combined financial statements of the local limited partnerships for the three months ended March 31, 1996 and 1995 is as follows:


                                                       1996         1995
                                                       ----         ----
       Total revenue                             $   662,000    $    627,000
                                                   ---------       ---------
       Expenses:
       Interest expense                              223,000         176,000
       Depreciation and amortization                 321,000         297,000
       Operating expense                             492,000         410,000
                                                   ---------       ---------
       Total expense                               1,036,000         883,000
                                                   ---------       ---------

       Net loss                                   $ (374,000)     $ (256,000)
                                                   ---------       ---------
                                                   ---------       ---------

Net loss allocable to WNC California
Housing Tax Credits II, L.P                       $ (370,000)     $ (253,000)
                                                   ---------       ---------
                                                   ---------       ---------


NOTE 3 - RELATED PARTY TRANSACTIONS


Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. A fee of $52,452 and $46,291 was incurred for the three months ended March 31, 1996 and 1995, respectively.



NOTE 4 - INCOME TAXES


No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital has been the proceeds from its sale of limited partnership units (the "Offering"). The Partnership completed raising funds from investors through its public offering of units of limited partnership interest ("Units") on January 21, 1993 at which time $17,726,000 was received from the sale of units. Such funds were, and will be, applied to the acquisition of investments in partnerships, acquisition fees, the establishment of reserves, the payment of operating expenses and the payment of expenses of this offering. The Partnership has acquired limited partnership interests that require approximately $12,845,000 of capital (or 72% of the proceeds realized from the sale of units).

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $515,000 for the three months ended March 31, 1996. This decrease in cash was due to the Partnership's investing activities, primarily the payment of capital contributions payable on investments in limited partnerships. The cash reserves are sufficient to fund the Partnership's remaining capital contributions. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

As of March 31, 1996, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $12,840,000

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units is sufficient to fund the Partnership's future investment commitments and proposed operations.

The Partnership has established working capital reserves of approximately 4.3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

It is not expected that any of the local limited partnerships in which the Partnership will invest will generate cash from operations sufficient to provide distributions to the limited partners in any significant amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner.

Under the Partnership agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or local limited partnerships. Accordingly, if circumstances arise that cause the local limited partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available because the apartment complexes owned by the local limited partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the local general partners, (iii) other equity source (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the apartment complexes and result in adverse tax consequences to the limited partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the local limited partnerships in question. If such funds are not available, the local limited partnerships would risk foreclosure on their apartment complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the local limited partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes at least through 1995 as a result of the completion of its offering of units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments.





RESULTS OF OPERATIONS

As of March 31, 1996 the Partnership has acquired 15 local limited partnership interests. Each of the 15 apartment complexes owned by such local limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All of these had completed construction of their apartment complex as of March 31, 1996.

Consistent with the Partnership's investment objectives, each local limited partnership is generating or is expected to generate federal low income housing credits for a period of approximately ten years, commencing with completion of construction or rehabilitation of its apartment complex(es), and (as discussed below) is generating or is expected to generate losses until sale of the apartment complex(es).

As reflected on its Statements of Operations, the Partnership has a loss of approximately $432,000 and $315,000 the three months ended March 31, 1996 and 1995, respectively. The components items of revenue and expense are discussed below.

REVENUE - Partnership revenues consisted entirely of interest earned on cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in local limited partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash reserves in an amount not materially in excess of the minimum amount required by its partnership agreement, which is 3% of capital contributions.

EXPENSES - The most significant component of operating expenses is, and is expected to be, the asset management fee (called "Partnership management fee" in the Statements of Operations). The asset management fee is equal to 0.5% of invested assets in local limited partnerships; accordingly, the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnership's capital contributions to the local limited partnerships plus the Partnership's share of the debts related to the apartment complexes owned by such local limited partnerships).

Amortization expense consists of the amortization over a period of 30 years of the 9% selection fee and other expenses attributable to the acquisition of local limited partnership interests.

Office expenses and legal and accounting consists of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

The amount of the asset management fee is increased over the amounts reported to date. This is due to the completion of construction on one additional apartment complex and the commencement of asset management fees on that building.

EQUITY IN LOSSES FROM LOCAL LIMITED PARTNERSHIPS - The Partnership's equity in losses from local limited partnerships is equal to 99% of the aggregate net loss of the local limited partnerships. After rent-up, the local limited partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the local limited partnerships are expected to exceed net rental income.

As of March 31, 1995, the Partnership had invested in fifteen local limited partnerships. Fourteen of these had completed construction of their respective apartment complex as of March 31, 1995 and one Apartment Complex completed construction in May 1995, consequently, the 1995 operating results are not comparable to future periods.

                             PART II - OTHER INFORMATION

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  None

    (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                             (Registrant)


                             By:  WNC Tax Credit Partners, L.P.,
                                     General Partner


                             By:  WNC & ASSOCIATES, INC., General Partner


                             By:.  /s/ John B. Lester, Jr.
                                   ------------------------------------
                                       John B. Lester, Jr.,
                                       President


                                       Date: 5/13/96



                             By:  /s/  Theodore M. Paul
                                  ------------------------------------
                                       Theodore M. Paul,
                                       Vice President-Finance


                                       Date:  5/13/96