Form 10-Q
period 1996-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1996-08-29
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1996
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the transition period from ________________ to________________

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1996



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Balance Sheets, June 30, 1996 and December 31, 1995..................3


      Statements of Operations
        For the six and three months ended June 30, 1996 and 1995..........4

      Statement of Partners' Equity
        For the six ended June 30, 1996 and 1995...........................5

      Statement of Cash Flows
        For the six months ended June 30, 1996 and 1995....................6

      Notes to Financial Statements........................................7

      Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................10



PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K............................13

      Signatures    ......................................................14

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                       June 30, 1996 and December 31, 1995

                                                    1996              1995
                                                   ------            ------
                   ASSETS

Investments in limited partnerships (Note 2)   $ 8,832,689       $  9,640,622
Cash and cash equivalents (Note 1)                 590,783          1,113,575
Other assets                                         3,681             34,288
                                                ----------         ----------

                                               $ 9,427,153       $ 10,788,485
                                                ==========         ==========

            LIABILITIES AND PARTNERS' EQUITY

 Liabilities:
    Payables to limited partnerships (Note 5)  $     5,000       $    555,000
    Accrued fees and expenses due to general
    partner and affiliates (Note 3)                670,476            566,653
                                                 ---------          ---------

            Total liabilities                      675,476          1,121,653
                                                 ---------          ---------

  Partners' equity (Note 1):
     General partner                               (77,745)           (68,593)
     Limited partners (17,747 units issued       8,829,422          9,735,425
     and outstanding)                            ---------          ---------

            Total partners' equity               8,751,677          9,666,832
                                                ---------           ---------

                                               $ 9,427,153       $ 10,788,485
                                                 =========         ==========



                                 - Unaudited -
                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1996 and 1995

                                            1996                  1995
                                    -------------------    -------------------
                                     Three       Six        Three        Six
                                     Months     Months      Months      Months
Interest income                   $   5,838  $  12,684   $   6,870   $  14,335
                                    -------    -------     -------     -------

Operating expenses:
Amortization                         13,709     27,418      13,709      27,418
Asset management fees (Note 3)       52,452    104,904      48,303      94,594
Legal and accounting                  4,175      6,175       4,499       7,954
Other                                10,710     11,342      12,198      18,351
                                   --------    --------   --------    --------

Total operating expenses            81,046     149,839      78,709     148,317
                                   -------     -------     -------     -------
Loss from operations               (75,208)   (137,155)    (71,839)   (133,982)

Equity in loss from limited       (408,000)   (778,000)   (302,390)   (555,390)
  partnerships                    ---------   ---------   ---------   ---------

Net loss                         $(483,208)  $(915,155)  $(374,229)  $(689,372)
                                  =========   =========   =========   =========

Net loss allocated to:
  General partner                $  (4,832)  $  (9,152)  $  (3,742)  $  (6,894)
                                     ======      ======      ======      ======

  Limited partners               $(478,376)  $(906,003)  $(370,487)  $(682,478)
                                  =========   =========   =========   =========

Net loss per weighted limited
partner unit outstanding
(17,727 units at 1996 and 1995)  $     (27)  $     (51)  $     (21)  $     (38)
                                       ====        ====        ====        ====


                                 - Unaudited -
                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                 For the Six Months Ended June 30, 1996 and 1995




For the Six Months Ended June 30, 1996
                                          General      Limited
                                          Partner      Partner         Total

Equity (deficit), December 31, 1995     $ (68,593)   $ 9,735,425   $ 9,666,832

Net loss for the six months ended
June, 30, 1996                             (9,152)      (906,003)    (915,155)
                                           -------      ---------    ---------

Equity (deficit), June, 30, 1996        $ (77,745)   $ 8,829,422   $ 8,751,677
                                           =======    ==========    ==========







For the Six Months Ended June 30, 1995

                                          General      Limited
                                          Partner      Partner         Total

Equity (deficit), December, 31, 1994    $ (50,258)   $11,550,604   $11,500,346

Net loss for the six months ended
June 30, 1995                              (6,894)      (682,478)     (689,372)
                                           -------      ---------     ---------

Equity (deficit), June 30, 1995         $ (57,152)   $10,868,126   $10,810,974
                                          =========   ===========   ===========




                                 - Unaudited -
                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                 For the Six Months Ended June 30, 1996 and 1995


                                                            1996         1995
                                                           ------       ------
Cash flows provided (used) by operating activities:
Net loss                                               $ (915,155)  $ (689,372)
Adjustments  to  reconcile  net loss to net cash used
by operating activities:
  Amortization                                             27,418       27,418
  Equity in loss of limited partnerships                  778,000      555,390
  Asset Management Fee                                    104,904
  Change in other assets                                   27,803        1,139
  Accrued  fees  and  expense due to general
    partner and affiliates                                 (1,081)      52,664
                                                           -------     -------
Net cash provided (used) by operating activities           21,889      (52,761)
                                                           -------     -------


Cash flows provided (used) by investing activities:
   Investments in limited partnerships                   (550,000)    (513,295)
   Acquisition fees                                                       (598)
   Distribution from limited partnership                    3,319        1,500
                                                           -------     -------
Net cash provided (used) by financing activities         (546,681)    (512,393)
                                                         --------     --------


Cash flows provided by financing activities:
    Decrease in receivable from affiliate                   2,000
                                                            -----

Net increase (decrease in cash and equivalents           (522,792)    (565,154)

Cash and cash equivalents, beginning of period          1,113,575    1,692,560
                                                        ---------    ---------

Cash and cash equivalents, end of period              $   590,783  $ 1,127,406
                                                        =========    =========




                                 - Unaudited -
                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1996

NOTE 1 - ORGANIZATION AND OTHER MATTERS

General

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1995 Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in cash flows for the six months ended.

Organization

     WNC California Housing Tax Credits II, L.P. (the "Partnership") was formed on September 13, 1990 under the California Revised Limited Partnership Act. The Partnership was formed to invest in other local limited partnerships which will own and operate apartment complexes that qualify for low income housing credits.

     The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. and Wilfred
N. Cooper are the general partners of WNC Tax Credit Partners, L.P. The Cooper Revocable Trust owns 70% of the outstanding stock of WNC & Associates, Inc. John
B. Lester, Jr. is the original limited partner of the Partnership and, through the Lester Family Trust, owns 30% of the outstanding stock of WNC & Associates, Inc.

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

     The Partnership considers all certificates of deposit with an original maturity of three months or less as cash equivalents.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1996



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

      The Partnership had acquired limited partnership interests in fifteen local limited partnerships at June 30, 1996 and December 31, 1995.

     The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships. The following is a summary of the Partnership's investment in limited partnerships:

                                                1996              1995
                                               ------            ------
  Investment per balance sheet,
    beginning of period                    $ 9,640,622      $ 11,178,031
  Investments in limited partnerships                             99,510
  Equity in loss of limited partnerships      (778,000)       (1,579,652)
  Distributions                                 (3,319)           (4,039)
  Amortization                                 (26,614)          (53,228)
                                               --------          --------
  Investment per balance sheet,
    end of period                          $ 8,832,689      $  9,640,622
                                             ==========        ==========


Selected operating information from the combined financial statements of the local limited partnerships for the six months ended June 30, 1996 and 1995 is as follows:

                                                1996              1995
                                               ------            ------

  Total revenue                            $ 1,324,000      $ 1,187,000
                                             ----------       ----------
  Expenses:
    Interest expense                           483,000          303,000
    Depreciation and amortization              642,000          565,000
    Operating expense                          985,000          880,000
                                              ---------        ---------

   Total expense                             2,110,000        1,748,000
                                             ----------       ----------


   Net loss                                $  (786,000)     $  (561,000)
                                             ==========       ==========

   Net loss allocable to WNC
      California Housing Tax
      Credits II, L.P.                     $  (778,000)     $  (555,390)
                                             ==========       ==========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1996



NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. A fee of $104,904 and $94,594 was incurred for the six months ended June 30, 1996 and 1995, respectively.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:


                                         June 30, 1996        December 31, 1995
                                         -------------        -----------------

Selection fees payable                                            $   1,681
Asset management fee payable              $ 669,876                 564,972
Reimbursement for expenses paid
  by an affiliate                               600

                                          $ 670,476               $ 566,653
                                          =========               =========

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $523,000 and $565,000 for the six months ended June 30, 1996 and 1995. The decreases in cash in was due to the Partnership's investing activities, primarily the payment of capital contributions payable on investments in limited partnerships. The cash reserves are sufficient to fund the Partnership's remaining capital contributions. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

As of June 30, 1996, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $12,840,000.

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

Results of Operations

As of June 30, 1996 the Partnership has acquired 15 local limited partnership interests. Each of the 15 apartment complexes owned by such local limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All of these had completed construction of their apartment complex as of June 30, 1996.

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

     As reflected on its Statements of Operations, the Partnership has a loss of approximately $915,000 and $689,000 the six months ended June 30, 1996 and 1995, respectively. The components items of revenue and expense are discussed below.

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


As of June 30, 1996, the Partnership had invested in fifteen local limited partnerships. All of which completed construction of their respective apartment complex as of December 31, 1996.

As of June 30, 1995, the Partnership had invested in fifteen limited partnerships. Fourteen of these had completed construction of their respective apartment complex as of June 30, 1995 and one Apartment Complex completed construction in May 1995, consequently, the 1995 operating results are not comparable to future periods.

PART II - OTHER INFORMATION

  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  (a)       None

  (b)No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
     (Registrant)


     By: WNC Tax Credit Partners, L.P.,
     General Partner



     By: WNC & ASSOCIATES, INC., General Partner



     By:. /s/ John B. Lester, Jr.,
          ------------------------
     John B. Lester, Jr.,
     President


     Date:_________________






     By: /s/ Theodore M. Paul
         ---------------------
     Theodore M. Paul,
     Vice President-Finance


     Date:_________________