Form 10-Q
period 1996-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1996-11-15
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-20056


                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

California                                                   33-0433017

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
3158 Redhill Avenue, Suite 120, Costa Mesa, CA  92626

(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1996



PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

        Balance Sheets, September 30, 1996 and December 31, 1995...............3


        Statements of Operations
           For the nine and three months ended September 30, 1996 and 1995.....4

        Statement of Partners' Equity
           For the nine ended September 30, 1996 and 1995......................5

        Statement of Cash Flows
           For the nine months ended September 30, 1996 and 1995...............6

        Notes to Financial Statements..........................................7

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................10



PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................................13
        Signatures............................................................14

Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                   1996                  1995
                                                   ----                  ----
                                ASSETS
Cash and cash equivalents                    $    549,389       $    1,113,575
 Investment in limited
  partnerships -( Note 2)                       8,428,382            9,640,622

 Other assets                                       3,389               34,288
                                                    -----               ------

                                             $  8,981,160       $   10,788,485
                                               ==========           ==========


                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Payables to limited partnerships            $      5,000        $     555,000

 Accrued fees and expenses due to
  general partner and affiliates - (Note 3        674,011              566,653
                                                 --------              -------
                                                  679,011            1,121,653
                                                 --------            ---------
Partners' equity (deficit):
 General partner                                  (82,240)             (68,593)
 Limited partners (17,747 units
   issued  and outstanding)                     8,384,389            9,735,425
                                               ----------            ---------
Total partners' equity                          8,302,149            9,666,832
                                               ----------            ---------
                                             $  8,981,160        $  10,788,485
                                               ==========           ==========







                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

         For the Three and Nine Months Ended September 30, 1996 and 1995

                                         1996                     1995
                                  --------------------     --------------------

                                   Three         Nine       Three          Nine
                                   Months       Months      Months        Months

Interest Income             $      5,715   $    18,399  $  24,247    $   38,582
                            ------------   -----------  ---------    ----------

Operating expenses:
Amortization                      13,709        41,127      13,709       41,127
Asset management fees (Note 4)    52,451       157,355      52,326      146,920
Legal and accounting                   -         6,175       4,083       12,037

Other                              1,083        12,425      19,605       37,956
                                   -----        ------      ------       ------
Total operating expenses          67,243       217,082      89,723      238,040
                                  ------       -------      ------       -------

Loss from operations            (61,528)     (198,683)     (65,476)    (199,458)
                                 --------    ---------    --------     ---------
Equity in loss from
 limited partnerships          (388,000)   (1,166,000)     301,610)    (857,000)
                               ---------  -----------    ---------     ---------

Net loss                   $   (449,528) $ (1,364,683) $ (367,086) $ (1,056,458)
                               =========   ===========   =========   ===========

Net loss allocated to:
  General partner          $     (4,495) $    (13,647) $   (3,671) $    (10,565)
                                 =======       =======     =======       =======

  Limited partners         $   (445,033) $ (1,351,036) $ (363,415) $ (1,045,893)
                               =========   ===========   =========   ===========

Net loss per limited
 partner units (17,747 units
 issued and outstanding)   $        (25)  $       (76)  $     (21) $        (59)
                                    ====          ====        ====          ====




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY
              For The Nine Months Ended September 30, 1996 and 1995


For The Nine Months Ended September 30, 1996
                                         General        Limited
                                         Partner        Partner       Total
                                         -------        -------       -----
Equity (deficit), December 31, 1995   $ (68,593)    $  9,735,425   $  9,666,832

Net loss for the nine months ended
 September 30, 1996                     (13,647)     (1,351,036)     (1,364,683)
                                        --------     -----------     -----------

Equity (deficit), September 30, 1996  $ (82,240)    $  8,384,389   $  8,302,149
                                        ========       ==========     =========


For The Nine Months Ended September 30, 1995
                                         General        Limited
                                         Partner        Partner       Total
                                         -------        -------       -----
Equity (deficit), December 31, 1994   $ (50,258)    $ 11,550,604   $ 11,500,346

Net loss for the nine months ended      (10,565)     (1,045,893)     (1,056,458)
                                        --------     -----------     -----------
 September 30, 1995

Equity (deficit), September 30, 1995  $ (60,823)    $ 10,504,711   $ 10,443,888
                                        ========      ==========     ==========









                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS
             For The Nine Months Ended September 30, 1996 and 1995

                                                    1996                 1995
                                                    ----                 ----
Cash flows used by operating activities:
  Net loss                                        $ (1,364,683)    $ (1,056,458)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships       1,166,000          857,000
        Amortization                                    41,127           41,128
        Asset management fee                           107,355
        Change in other assets                                             (332)
        Accrued fees and expense due to
        general partner and affiliates                       3          108,616
                                                             -          -------
          Net cash used by operating activities        (22,505)         (50,046)
                                                       --------         --------

Cash flows used by investing activities:
    Investments in limited partnerships               (550,000)        (513,295)
    Acquisition fees                                                       (598)
    Distribution from limited partnerships               6,319            1,500
                                                         -----            -----
     Net cash flows used by investing activities:     (543,681)        (512,393)
                                                      ---------        ---------

Cash flows used by financing activities:
    Decrease in receivable from affiliate                2,000
                                                         -----
Net decrease in cash and cash equivalents             (564,186)        (562,439)
Cash and cash equivalents, beginning of period       1,113,575        1,692,560
                                                    ----------        ---------
Cash and cash equivalent, end of period           $    549,389      $ 1,130,121
                                                      ========        =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996

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

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and changes in cash flows for the nine months ended.

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

                               September 30, 1996

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

      The Partnership had acquired limited partnership interests in fifteen local limited partnerships at September 30, 1996 and December 31, 1995.

     The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships. The following is a summary of the Partnership's investment in limited partnerships:

                                                 1996                     1995
                                                 ----                     ----
      Investment balance,
        beginning of period                 $ 9,640,622             $ 11,178,031
      Investments in limited partnerships                                 99,510
      Equity in loss of limited
        partnership                         (1,166,000)              (1,579,652)
      Distributions                             (6,319)                  (4,039)
      Amortization of capitalized
        acquisition costs                      (39,921)                 (53,228)
                                               --------                 --------
      Investment balance,
        end of period                       $ 8,428,382             $  9,640,622
                                            ============            ============

Selected operating information from the combined financial statements of the local limited partnerships for the nine months ended September 30, 1996 and 1995 is as follows:

                                                  1996                    1995
                                                  ----                    ----

            Total revenue                  $  1,986,000             $  1,848,600
                                             ----------                ---------

            Interest expense                    725,000                  547,800
            Depreciation                        963,000                  851,800
            Operating expenses                1,477,000                1,315,600
                                             ----------                ---------
            Total expenses                    3,165,000                2,715,200
                                             ----------                ---------

            Net loss                       $ 1,179,000)             $  (866,600)
                                            ===========                =========
            Net loss allocable to the
              Partnership                  $(1,166,000)             $  (857,000)
                                            ===========                =========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1996

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. A fee of $157,355 and $146,920 was incurred for the nine months ended September 30, 1996 and 1995, respectively.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                  September 30, 1996         December 31, 1995

Selection fees payable                                                 $   1,681
Asset management fee payable             $ 672,327                       564,972
Reimbursement for expenses paid
  by an affiliate                            1,684                           -0-
                                             -----                            -

                                         $ 674,011                     $ 566,653
                                         =========                     =========

NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $564,000 and $562,000 for the nine months ended September 30, 1996 and 1995. The decreases in cash in was due to the Partnership's investing activities, primarily the payment of capital contributions payable on investments in limited partnerships. The cash reserves are sufficient to fund the Partnership's remaining capital contributions. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

As of September 30, 1996, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $12,840,000.

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

  As of September 30, 1996 the Partnership has acquired 15 local limited partnership interests. Each of the 15 apartment complexes owned by such local limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All of these had completed construction of their apartment complex as of September 30, 1996.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $1,365,000 and $1,056,000 the nine months ended September 30, 1996 and 1995, respectively. The components items of revenue and expense are discussed below.

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


As of September 30, 1996, the Partnership had invested in fifteen local limited partnerships. All of which completed construction of their respective apartment complex as of December 31, 1996.

As of September 30, 1995, the Partnership had invested in fifteen limited partnerships. All of these had completed construction of their respective apartment complex as of September 30, 1995 the final Apartment Complex completed construction in May 1995, consequently, the 1995 operating results are not comparable to future periods.

                                      -12

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..


         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By  WNC Tax Credit Partners, L.P.   General Partner

By  WNC & ASSOCIATES, INC.          General Partner


By: /s/ John B. Lester, Jr.
---------------------------
John B. Lester, Jr.        President

Date: November 12, 1996

By: /s/  Theodore M. Paul
------------------------
Theodore M. Paul  Vice-President-Finance

Date: November 12, 1996