Form 10-K
period 1996-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1997-05-08
CIK 869660

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

                                                            (714) 662-5565

                                      Securities  registered pursuant to Section
12(b) of the Act:

Title of Securities                                Exchanges on which Registered

NONE                                                         NONE



                                      Securities  registered pursuant to section
12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTERESTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State  the   aggregate   market   value  of  the  voting   stock  held  by
non-affiliates of the registrant. In applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

Item 1.  Business


PART I.


Organization

WNC California Tax Credits II, L.P. ("CHTC II" or the "Partnership") is a California limited partnership formed under the laws of the State of California on September 13, 1990. The Partnership was formed to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for Federal and (in some cases) California low-income tax credits ("the Low Income Housing Credit").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. The business of the Partnership is conducted primarily through Associates as neither the General Partner nor the Partnership has employees of its own.

On January 22, 1991, the Partnership commenced a public offering of 20,000 Units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of the close of the public offering, January 21, 1993 a total of 17,726 Units representing $17,726,000 had been sold. Holders of Units are referred to herein as "Limited Partners."



         Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four year period. The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of the Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more year in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1996, CHTC II has invested in 15 Local Limited Partnerships. Each of these Local Partnerships own an Apartment Complex that is eligible for the Federal Housing Tax Credit. Twelve of the these fifteen Apartment Complexes are eligible for the California Housing Tax Credit. All of the Local
Partnerships also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Housing Tax Credits could be recaptured and that neither the Partnership's investments nor the Apartment Complexes owned by the Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interest in the Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1996, the 15 Apartment Complexes acquired by CHTC II were completed and in operation. The Apartment Complexes were developed by Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. CHTC II became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partner. As a limited partner, CHTC II liability for obligations of Local Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status, as of December 31, 1996, of the Apartment Complexes owned by Local Partnerships in which CHTC II is a limited partner.

                                      SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                                         IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                                   AS OF DECEMBER 31, 1996

                                              No. of             Units               Units             Percentage of Total
Name & Location                                Apts.            Completed            Occupied             Units Occupied

601 Main Street Investors                     156                156                   151                      97%
  Stockton, California
ADI Development Partners, Ltd.                 31                 31                    27                      87
  Delhi, California
Bayless Garden Apartments                      46                 46                    45                      98
  Red Bluff, California
Blackberry Oaks, Ltd.                          42                 42                    42                     100
  Lodi, California
Jacob's Square                                 45                 45                    36                      80
  Exeter, California
Mecca Apartments II                            60                 60                    56                      93
  Mecca, California
Nevada Meadows                                 34                 34                    34                     100
  Grass Valley, California
Northwest Tulare Associates                    54                 54                    51                      94
  Ivanhoe, California
Orland Associates, Ltd.                        39                 39                    39                     100
  Orland, California
Pinegate                                       56                 56                    56                     100
  Ahoskie, North Carolina
Silver Birch                                   35                 35                    33                      94
  Huron, California
Twin Pines Apartments Association              39                 39                    39                     100
  Groveland, California
Ukiah Terrace                                  42                 42                    42                     100
  Ukiah, California
Woodlake Garden Apts.                          48                 48                    42                      88
  Woodlake, California
Yucca Warren Vista, Ltd.                       50                 50                    46                      92
  Joshua Tree, California
                                              -------            ------                ------                  ------

                                              777                777                   739                      95%
                                              ===                ===                   ===                      ==





Item 2.  Properties


Through its investment in Local Partnerships CHTC II holds an interest in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.




Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         PART II.


The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in Partnership Agreement are satisfied.

At December 31, 1996, there were 1,269 Limited Partners. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing of Apartment Complexes or disposition of its in Local Limited Partnership Interests. The Limited Partners received Low Income Housing Credits per Unit as follows:


                           1996             1995
                           ----             ----
         Federal           $116             $108
         California          37               98
                          ------           ------
         Total             $153             $206
                           ====             ====


Item 6.  Selected Financial Data



                                         Years Ended December 31,
                                         ------------------------


                                 1996              1995              1994              1993               1992
                                 ----              ----              ----              ----               ----
Revenues                         $24,231           $52,399           $61,226           $133,580           $72,092

Partnership operating
expenses                        (289,038)         (306,261)         (403,236)          (210,562)         (140,600)

Equity in loss of
Local Partnerships            (1,128,793)       (1,579,652)       (1,194,095)        (1,081,114)         (731,542)
                              ----------        ----------        ----------         ----------          --------

Net loss                     $(1,393,600)      $(1,833,514)      $(1,536,105)       ($1,158,096)        ($800,050)
                             ===========       ===========       ===========        ===========         =========


Net loss per Limited
Partnership interest                $(78)            $(102)             $(86)              $(65)            $(193)
                                     ===              ====               ===                ===              ====

Total assets                  $8,976,925       $10,788,485       $12,876,510        $16,332,339       $14,570,911
                              ==========       ===========       ===========        ===========       ===========

Net investment in
Limited Partnerships          $8,447,282        $9,640,622       $11,178,031        $12,182,746        $9,064,962
                              ==========        ==========       ===========        ===========        ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $596,000 for the period ended December 31, 1996. This decrease in cash resulted primarily from uses by investing activities, and secondarily from operations. Cash used by investing activities consisted primarily of capital contributions to limited partnerships and loans receivable of approximately $555,000 and $6,000 and cash provided by investing activities from distributions of $11,000 from limited partnerships. Cash used in operations represents revenues resulting from interest earned on cash balances offset by the payment of operating expenses and the payment of management fees to the General Partner.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $579,000 for the period ended December 31, 1995. This decrease in cash resulted primarily from uses by investing activities, and secondarily from operations and financing activities. Cash used by investing activities consisted primarily of capital contributions to limited partnerships and loans receivable of approximately $512,000 and $2,000 and cash provided by investing activities from distributions of $4,000 from limited partnerships. Cash used in operations represents revenues resulting from interest earned on cash balances offset by the payment of operating expenses and the payment of management fees to the General Partner.

As of December 31, 1996 the Partnership was indebted to the General Partner in the amount of approximately $703,700. The component items of such indebtedness were as follows: accrued asset management fees of approximately $699,800 and advances for operation expense of $3,900.

The Partnership raised $17,726,000 from investors by means of a public offering. The Net Proceeds available for investment were disbursed for the payment of Acquisition Fees and Acquisition Expenses, the establishment of Reserves, the payment of operating expenses and the acquisition of investments in Local Partnerships which own the Apartment Complexes. As of December 31, 1996, the Partnership had made capital contributions to Local Limited Partnerships of approximately $12,840,000 and had no commitments for additional capital contributions.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash sufficient to provide distributions to The Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the same of the Apartment Complexes.

Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units is sufficient to fund the Partnership's operations.

Subsequent to the close of its public offering, the Partnership established working capital reserves of approximately 4.2% of capital contributions (or approximately $738,000), an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the Asset Management Fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

Under its Partnership Agreement, the Partnership does not have the ability to assess its Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the apartment complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the limited partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.



         Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners as discussed in Item 1. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount.

However, in 1992 the Partnership returned approximately $271,000 in offering proceeds to Limited Partners admitted to the Partnership as of December 31, 1991. No future distributions of offering proceeds are anticipated.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its Local Limited Partnership Interests or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and
(iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by Local General Partners, but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1996, the Partnership had acquired 15 Local Limited Partnership Interests. Each of the 15 Apartment Complexes owned by the 15 Local Limited Partnerships receives or is expected to receive Government Assistance and each of them has received a reservation for Low Income Housing Credits. As of December 31, 1996 all 15 of the Apartment Complexes had commenced operations. Consistent with the Partnership's investment objective, each Local Partnership is generating Housing Tax Credits for a period of approximately ten years, commencing with completion of construction or rehabilitation of its Apartment Complex(es) and is generating or is expected to generate losses until sale of the Apartment Complex(es).

As reflected on its Statements of Operations, the Partnership had losses of $1,393,600, $1,833,514 , and $1,536,105 for the years ended December 31, 1996,
1995, and 1994, respectively. The component items of revenue and expense are discussed below.

Revenue. Partnership revenues consisted entirely of interest earned on cash deposits held in financial institutions as Reserves. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances.

Expenses. The most significant component of operating expenses is expected to be the asset management fee. The asset management fee is equal to 0.5% of invested asset in Local Limited Partnerships: accordingly the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnerships' capital contributions to the Local Limited Partnerships plus the Partnership's share of the debts related to the Apartment Complexes owned by such Local Limited Partnerships). The annual asset management fee incurred was $209,807, $199,751, and $175,287, for the years ended December 31, 1996, 1995, and 1994, respectively.

For 1994, other operating expenses includes the write off of $160,000 advanced to the Twin Pines limited partnership. These advances were made in 1993 and 1994 and were for landscaping and operating deficits. Twin Pines is in the process of re-negotiating its mortgage with the lender. Additionally, in 1994 a non-profit entity was installed as the local general partner which will result in the abatement of future property taxes. In April 1997, the Partnership advanced $72,000 in connection with a work-out of the permanent loan on the property. It is not anticipated that the Partnership will have to advance additional funds in a material amount to Twin Pines. The remaining portion of other expenses consists of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in losses from Local Limited Partnerships. The Partnership's equity in losses from Local Limited Partnerships is equal to 99% of the aggregate net loss of the Local Limited Partnerships. After rent-up, the Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is generally expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes.

Item 8.  Financial Statements and Supplementary Data




















                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                               For The Years Ended
                        December 31, 1996, 1995 and 1994

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits II, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 94% and 89% of the total assets of WNC California Housing Tax Credits II, L.P., at December 31, 1996 and 1995, respectively. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.







                                   /s/    Corbin & Wertz
                                 _______________________________
                                          CORBIN & WERTZ

Irvine, California
March 25, 1997

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)



                                 BALANCE SHEETS

                           December 31, 1996 and 1995



ASSETS                                             1996               1995
                                                ----------         ----------

Cash and cash equivalents                      $   517,151        $ 1,113,575

Investments in limited partnerships
 (Note 2)                                        8,447,282          9,640,622

Other assets                                        12,492             34,288
                                               -----------        -----------

                                               $ 8,976,925        $10,788,485
                                                 =========         ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payable to limited partnerships
   (Note 4)                                    $     ---          $   555,000
  Accrued fees and expenses due to
   General Partner and affiliates
   (Note 3)                                        703,693            566,653
                                                   -------            -------

     Total liabilities                             703,693          1,121,653
                                                   -------          ---------

Partners' equity (deficit):
  General partner                                  (82,529)           (68,593)
  Limited partners (20,000 units authorized;
   17,726 units issued and outstanding at
   December 31, 1996 and 1995)                   8,355,761          9,735,425
                                                 ---------          ---------

     Total partners' equity                      8,273,232          9,666,832
                                                 ---------          ---------

                                               $ 8,976,925        $10,788,485
                                                 =========         ==========


                 See accompanying notes to financial statements
                                      FS-2

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)




                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1996, 1995 and 1994




                                        1996            1995            1994
                                     ----------      ----------      ----------

Interest income                    $     24,231    $     52,399     $    61,226
                                         ------          ------          ------

Operating expenses:
  Amortization                           54,836          54,836          47,565
  Partnership management fees
   (Note 3)                             209,807         199,751         175,287

  Other (Note 3)                         24,395          51,674         180,384
                                         ------          ------         -------

     Total operating expenses           289,038         306,261         403,236
                                        -------         -------         -------

Loss from operations                   (264,807)       (253,862)       (342,010)

Equity in losses from limited
 partnerships (Note 2)               (1,128,793)     (1,579,652)     (1,194,095)
                                     ----------      ----------      ----------

Net loss                           $ (1,393,600)   $ (1,833,514)    $(1,536,105)
                                     ==========      ==========      ==========

Net loss allocable to:
  General partners                 $    (13,936)   $    (18,335)    $   (15,361)
                                        =======         =======         =======

  Limited partners                 $ (1,379,664)   $ (1,815,179)    $(1,520,744)
                                     ==========      ==========      ==========

Net loss per weighted number
 of limited partner units          $    (77.83)    $   (102.40)     $   (85.79)
                                        ======         =======          ======

Outstanding weighted number of
 limited partner units                   17,726          17,726          17,726
                                         ======          ======          ======


                 See accompanying notes to financial statements
                                      FS-3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)





                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1996, 1995 and 1994



                                   General           Limited
                                   Partner           Partners              Total
                             -------------       ------------       ------------

Balance (deficit),
 January 1, 1994             $    (34,897)       $13,071,348        $13,036,451

Net loss                          (15,361)        (1,520,744)        (1,536,105)
                               ----------         ----------         ----------

Balance (deficit),
 December 31, 1994                (50,258)        11,550,604         11,500,346

Net loss                          (18,335)        (1,815,179)        (1,833,514)
                               ----------         ----------         ----------

Balance (deficit),
 December 31, 1995                (68,593)         9,735,425          9,666,832

Net loss                          (13,936)        (1,379,664)        (1,393,600)
                               ----------         ----------         ----------

Balance (deficit),
 December 31, 1996           $    (82,529)       $ 8,355,761        $ 8,273,232
                               ==========         ==========         ==========


                 See accompanying notes to financial statements
                                      FS-4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)




                               STATEMENTS OF CASH FLOWS

                 For The Years Ended December 31, 1996, 1995 and 1994



                                                   1996           1995           1994
                                            -----------    -----------    -----------
Cash flows from operating
activities:
  Net loss                                  $(1,393,600)   $(1,833,514)   $(1,536,105)
  Adjustments to reconcile net
   loss to net cash (used in)
   provided by operating activities:
    Amortization                                 54,836         54,836         47,565
    Equity in losses of limited
     partnerships                             1,128,793      1,579,652      1,194,095
    Bad debts (Note 3)                             --             --          160,072
    Change in other assets                       26,757        (27,977)         1,119
    Increase in accrued fees and
     expenses due to General Partner
     and affiliates                             137,040        158,082        175,287
                                                -------        -------        -------
Net cash (used in) provided by
 operating activities                           (46,174)       (68,921)        42,033
                                                -------        -------         ------
Cash flows from investing activities:
  Investments in limited partnerships          (555,000)      (512,103)    (2,300,399)
  Increase in receivable from affiliate            --             --         (105,477)
  Capitalized acquisition costs and
   fees                                            --             --          (29,949)
  Distributions from limited partnerships        11,319          4,039           --
  Change in loans receivable                     (6,569)        (2,000)       136,020
                                                 ------         ------        -------

Net cash used in investing activities          (550,250)      (510,064)    (2,299,805)
                                               --------       --------     ----------

Net decrease in cash and cash equivalents      (596,424)      (578,985)    (2,257,772)

Cash and cash equivalents, beginning of
 year                                         1,113,575      1,692,560      3,950,332
                                              ---------      ---------      ---------

Cash and cash equivalents, end of year      $   517,151    $ 1,113,575    $ 1,692,560
                                            ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                             $      --      $      --      $      --
                                            ===========    ===========    ===========
  Taxes paid                                $       800    $       800    $       800
                                            ===========    ===========    ===========




                 See accompanying notes to financial statements
                                      FS-5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)



                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1996, 1995 and 1994




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits II, L.P. (A California Limited Partnership) (the "Partnership") was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships which own and operate multifamily housing complexes that are eligible for low income housing tax credits.

The general partner is WNC Tax Credit Partners, L.P. WNC & Associates, Inc. and Wilfred N. Cooper are the general partners of WNC Tax Credit Partners, L.P. The Cooper Revocable Trust owns 70% of the stock of WNC & Associates, Inc.

The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the partnership agreement or law.

The Partnership Agreement authorized the sale of up to 20,000 units of Limited Partnership Interest at $1,000 per Unit ("Units"). The offering of Units concluded in January 1993 at which time 17,726 Units, representing subscriptions in the amount of $17,726,000, had been accepted. The General Partner has a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 3), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interest in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.


Continued

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. The limited partnership's accounting policies are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Losses from operating partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

At December 31, 1996, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Other Assets

Other assets include organization costs of $8,039 which are presented net of accumulated amortization of $6,822 and $5,214 at December 31, 1996 and 1995, respectively.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,389,519 as of December 31, 1996 and 1995.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.


Continued

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss Per Weighted Number of Limited Partner Units

Net loss per weighted number of limited partner units is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the year.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1996, the Partnership has acquired limited partnership interests in fifteen limited partnerships which own and operate apartment complexes consisting of 777 apartment units. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partner business decisions, as defined, require Partnership approval. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnerships.

The Partnership's investment in limited partnerships as shown in the accompanying balance sheets at December 31, 1996 and 1995 are approximately $1,301,000 and $1,354,000, respectively, greater than the Partnership's equity as shown in the limited partnerships' combined financial statements. This difference is due primarily to acquisition, selection and other costs related to the acquisition of the limited partnerships which were capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the limited partnerships' financial statements (see Note 3). The capitalized costs are being amortized over 30 years.

The following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                         1996            1995
                                                 ------------    ------------
Investments per balance sheet,
 beginning of year                               $  9,640,622    $ 11,178,031
Capital contributions to limited
 partnerships                                            --            99,510
Distributions                                         (11,319)         (4,039)
Equity in losses of limited partnerships           (1,128,793)     (1,579,652)
Amortization of capitalized acquisition
 costs                                                (53,228)        (53,228)
                                                 ------------    ------------

Investments per balance sheet, end of year       $  8,447,282    $  9,640,622
                                                 ============    ============


Continued

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:


                        COMBINED CONDENSED BALANCE SHEETS

                                  December 31,
                                  ------------


Assets                                                      1996            1995
------                                               -----------     -----------

Buildings and improvements, net of
 accumulated depreciation for 1996 and
 1995 of $5,257,000 and $3,976,000,
 respectively                                        $33,546,000     $34,671,000
Land                                                   2,465,000       2,465,000
Other assets                                           2,436,000       2,776,000
                                                     -----------     -----------
Total assets                                         $38,447,000     $39,912,000
                                                     ===========     ===========

Liabilities
-----------

Mortgage and construction loans
 payable                                             $28,490,000     $29,348,000
Other liabilities                                      2,227,000       1,637,000
                                                     -----------     -----------
Total liabilities                                     30,717,000      30,985,000
                                                     -----------     -----------

Partners' Capital
-----------------

WNC California Housing Tax Credits II, L.P.            7,146,000       8,286,000
Other partners                                           584,000         641,000
                                                     -----------     -----------


Total partners' capital                                7,730,000       8,927,000
                                                     -----------     -----------

Total liabilities and partners' capital              $38,447,000     $39,912,000
                                                     ===========     ===========


Continued

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                        For The Years Ended December 31,
                        --------------------------------


                                           1996            1995            1994
                                     ----------      ----------         -------

Total revenues                      $ 3,081,000     $ 2,649,000     $ 2,321,000
                                    -----------     -----------     -----------

Expenses:
  Operating expenses                  2,043,000       1,969,000       1,632,000
  Interest expense                      875,000         992,000         773,000
  Depreciation and amort-
   ization                            1,305,000       1,285,000       1,123,000
                                      ---------       ---------       ---------

Total expenses                        4,223,000       4,246,000       3,528,000
                                      ---------       ---------       ---------

Net loss                            $(1,142,000)    $(1,597,000)    $(1,207,000)
                                   ============    ============     ===========

Net loss allocable to the
 Partnership                        $(1,129,000)    $(1,580,000)    $(1,194,000)
                                   ============    ============     ===========



Certain limited partnerships have incurred significant operating losses and have working capital deficiencies. In the event these limited partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such limited partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such limited partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees equal to 9% of the gross proceeds from the sale of partnership units as compensation to the General Partner for services rendered to the Partnership in connection with the acquisition of limited partnerships. As of December 31, 1996 and 1995, acquisition fees of $1,595,340 have been incurred and included in the Partnership's investment in limited partnerships. Accumulated amortization amounted to $245,028 and $191,852 as of December 31, 1996 and 1995, respectively.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of December 31, 1996 and 1995, acquisition costs of $1,520 have been incurred and included in the Partnership's investment in partnerships. Accumulated amortization was insignificant for 1996 and 1995.


Continued

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994




NOTE 3 - RELATED PARTY TRANSACTIONS, continued

          An annual management fee equal to 0.5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Management fees of $209,807, $199,751 and $175,287 were incurred for 1996, 1995 and 1994, respectively, of which $75,000 and $43,000 were paid in 1996 and 1995, respectively. No amounts were paid in 1994.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any property sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services.

The Partnership advanced funds to a limited partnership for operating expenses. Amounts advanced for the year ended December 31, 1994 totaled $105,477. The total receivable of $160,072 was written off as uncollectible during 1994 and has been included in other operating expenses in the accompanying 1994 statement of operations.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                        December 31,
                                                        ------------

                                                    1996             1995
                                                    ----             ----

Selection fees payable                          $   --           $  1,681
Asset management fee payable                     699,779          564,972
Reimbursement for expenses paid
 by an affiliate                                   3,914             --
                                                   -----            -----


                                                $703,693         $566,653
                                                ========         ========



NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at December 31, 1995, represented amounts which were due at various times based on conditions specified in the respective limited partnership agreements. These contributions were paid in installments and were generally due upon the limited partnerships achieving certain operating benchmarks. Generally such amounts are paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 10.  Directors and Executive Officers of the Registrant

The partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc

The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., and Kay L. Cooper. All of the shares of the Sponsor are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 65, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director and a member of the Executive Committee of the National Association of Home Builders ("NAHB") and a Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the Rural Builders Council of California ("RBCC") and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute ("RESSI") of the National Association of Realtors ("NAR"). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 62, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 44, has been a Senior Vice President of WNC & ASSOCIATES, INC. since 1992 and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of RBCC, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 33, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Senior Vice President or Vice President since 1992. Mr. Cooper heads the Acquisition Origination department at WNC and has been President of and a registered principal with WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is a member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 40, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 41, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

SY GARBAN, age 50, has 19 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate acquisition, development and management firm. Mr. Garban is a member of the International Association of Financial Planners. Mr. Garban graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 50, has been associated with WNC & ASSOCIATES, INC. since 1993, currently serving as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

MICHELE M. TAYLOR, age 41, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 38, has been employed by WNC & ASSOCIATES, INC.,since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 59, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.




Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:


(a) An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes). Fees of $209,807 were incurred for the twelve months ended December 31, 1996.

(b) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and paymento of the Preferred Return to the Limited Partners."Preferred Return" means an annual, cumulative but not compounded "return" to the Limited Partners
(including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partners's capital contribution is received, calculated at the following rates: (i.) 16% through December 31, 2001, and (ii) 6% for the balance of the Partnership's term.

(c)The General Partner was allocated Low Income Housing Credits for 1996 as follows:


Federal      $20,798
California     6,562
              ------
             $27,360
             =======

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)       Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)       Security Ownership of Management

Neither the General Partner, Associates nor any of the officers or directors of Associates own directly or beneficially any limited partnership interests in CHTC II.

(c)       Changes in Control

The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additonal General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners,
(i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interestand continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Parnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements:

Report of independent public accountants

Balance  sheets as of December  31,  1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Statements of Partners' Equity for the years ended December 31, 1996, 1995, and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

Financial Statement Schedules:
     N/A

Exhibits (3(): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as Exhibit 28.1 to Form 10-K for the year ended December 31, 1992.

(10) Material contracts:

10.1 Amended and Restated Agreement of Limited Partnership Orland Associates dated June 15, 1991 filed as exhibit 10.1 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Ukiah Terrace a California Limited Partnership, Amended and Restated Agreement of Limited Partnership dated June 15, 1991 filed as exhibit 10.2 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.2.

10.3 Amended and Restated Agreement of Limited Partnership Northwest Tulare Associates dated July 3, 1991 filed as exhibit 10.3 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Second Amended and Restated Agreement of Limited Partnership Yucca Warren Vista, Ltd. dated July 15, 1991 filed as exhibit 10.4 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Woodlake Garden Apartments dated July 17, 1991 filed as exhibit 10.5 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of 601 Main Street Investors dated December 22, 1991 filed as exhibit 10.6 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of ADI Development Partners dated January 2, 1992 filed as exhibit 10.7 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Bayless Garden Apartment Investors dated January 2, 1992 filed as exhibit 10.8 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Third Amended and Restated Agreement of Limited Partnership of Twin Pines Apartment Associates dated January 2, 1992 filed as exhibit 10.9 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Blackberry Oaks, Ltd. dated January 15, 1992 filed as exhibit 10.10 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.10.

10.11 Amended and Restated Agreement of Limited Partnership of Mecca Apartments II dated January 15, 1992 filed as exhibit 10.11 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.11.

10.12 Amended and Restated Agreement of Limited Partnership of Silver Birch Limited Partnership dated November 23, 1992 filed as exhibit 10.12 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.12.

10.13 Amended and Restated Agreement of Limited Partnership of Jacob's Square dated January 2, 1992 filed as exhibit 10.1 to Form 10-K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 10.13.

10.14 Amended and restated limited partnership agreement of Nevada Meadows, A California Limited Partnership as exhibit 10.2 to Form 10-K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 10.14.



         REPORTS ON 8-K.

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By:  WNC Tax Credit Partners, L.P.       General Partner


By:  WNC & Associates, Inc.     General Partner


By:   /s/  John B. Lester, Jr.
   _____________________________________________________
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 22, 1997

By:   /s/  Theodore M. Paul
   _____________________________________________________
Theodore M. Paul  Vice-President, Finance

Date: April 22, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Wilfred N. Cooper, Sr.
   _____________________________________________________
Wilfred N. Cooper, Sr.     Chairman of the Board

Date: April 22, 1996

By:   /s/  John B. Lester, Jr.
   _____________________________________________________
John B. Lester, Jr.        Secretary of the Board

Date: April 22, 1997