Form 10-Q
period 1997-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1997-05-20
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended March 31, 1997

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements...........................................2




     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................2



PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................3
        Signatures...........................................................4

Item 1.  Financial Statements

Omitted




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Omitted

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By  WNC Tax Credit Partners, L.P.   General Partner

By  WNC & ASSOCIATES, INC.          General Partner


By: /s/ John B. Lester, Jr.
---------------------------
John B. Lester, Jr.        President

Date: May 20, 1997

By: /s/  Theodore M. Paul
------------------------
Theodore M. Paul  Vice-President-Finance

Date: May 20, 1997