Form 10-Q/A
period 1997-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1997-06-20
CIK 869660

FORM 10-Q/A

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

(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Part I.  Financial Information

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



PART I. FINANCIAL INFORMATION

        Balance Sheets, March 31, 1997 and December 31, 1996..............3


        Statements of Operations
                 For the three months ended March 31, 1997 and 1996.......4

        Statement of Partners' Equity
                 For the three months  ended March 31, 1997 and 1996......5

        Statement of Cash Flows
                 For the three months ended March 31, 1997 and 1996.......6

        Notes to Financial Statements.....................................7

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................10



PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...............................13
   Signatures       ......................................................14

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                 1997                   1996
                                                 ----                   ----
                                     ASSETS
Cash and cash equivalents                   $    524,635          $     517,151
 Investment in limited
  partnerships -( Note 2)                      8,150,204              8,447,282
 Other assets                                     11,733                 12,492
                                             -----------              ---------
                                             $ 8,686,572            $ 8,976,925
                                              ==========              =========



                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Accrued fees and expenses due to
  general partner and affiliates (Note 3)   $    756,370            $   703,693
                                                 -------                -------
                                                 756,370                703,693
                                                --------                -------
Partners' equity (deficit):
 General partner                                (85,959)                (82,529)
 Limited partners (17,747 units
  issued  and outstanding at 1997 and 1996)   8,016,161               8,355,761
                                              ---------               ---------
Total partners' equity                        7,930,202               8,273,232
                                              ---------               ---------
                                            $ 8,686,572             $ 8,976,925
                                              ==========              =========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

               For the Three Months Ended March 31, 1997 and 1996


                                            1997                        1996
                                            ----                        ----

     Interest income                    $   5,166                    $   6,846
                                           ------                       ------

     Operating expenses:
     Amortization                          13,709                       13,709
     Asset management fees (Note 3)        52,446                       52,452
     Legal and accounting                   2,543                        2,000
     Other                                  2,498                          632
                                           ------                          ---

     Total operating expenses              71,196                       68,793
                                           ------                       ------

     Loss from operations                 (66,030)                     (61,947)
                                          --------                     --------

     Equity in loss from
      limited partnerships               (277,000)                    (370,000)
                                         ---------                    ---------

     Net loss                           $(343,030)                  $ (431,947)
                                         =========                    =========

     Net loss allocated to:
       General partner                   $ (3,430)                   $  (4,319)
                                           ======                        ======

       Limited partners                 $(339,600)                   $(427,628)
                                         =========                    ========

     Net loss per limited
      partner units (17,747 units
      issued and outstanding)           $     (19)                   $    (24)
                                              ===                         ===




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                      STATEMENT OF PARTNERS' EQUITY For the
                   Three Months Ended March 31, 1997 and 1996

For the Three Months Ended March 31, 1997
                                               General              Limited
                                               Partner              Partner             Total
                                               -------              -------             -----
Equity (deficit), December 31, 1996        $   (82,529)        $   8,355,761    $   8,273,232

Net loss for the three months ended
  March 31, 1997                                (3,430)             (339,600)        (343,030)
                                             ----------            ----------        ---------


Equity (deficit), March 31, 1997           $   (85,959)        $   8,016,161    $   7,930,202
                                               ========           ==========        =========





For the Three Months Ended March 31,1996
                                                General             Limited
                                                Partner             Partner             Total
                                                -------             -------             -----

Equity (deficit), December 31, 1995         $   (68,593)        $  9,735,425    $    9,666,832

Net loss for the three months ended
 March 31, 1996                                  (4,319)            (427,628)         (431,947)
                                                 ---------         ----------         --------
Equity (deficit), March 31, 1996            $   (72,912)        $  9,307,797    $    9,234,885
                                                 =======          ==========         =========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS For the Three
                      Months Ended March 31, 1997 and 1996

                                                          1997            1996
                                                          ----            ----
Cash flows provided by operating activities:
  Net loss                                            $  (343,030)  $ (431,947)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships            277,000       370,000
        Amortization                                       13,709        13,707
        Asset management fee                               52,446        52,452
        Change in other assets                                678        27,802
        Accrued fees and expense due to
        general partner and affiliates                        231          571
                                                             ----          ---
          Net cash provided by operating activities         1,034        32,585
                                                           ------        ------

Cash flows provided by (used in) investing activities:
    Investments in limited partnerships                       -       (550,000)
    Distribution from limited partnerships                  6,771             -
                                                           ------     ---------
Net cash flows provided by (used in) investing activities:  6,771     (550,000)
                                                           ------    ----------


Cash flows provided by (used in) financing activities:
    Decrease in receivable from affiliate                    (321)        2,000
                                                            -----         -----
Net increase (decrease) in cash and cash equivalents        7,484      (515,415)

Cash and cash equivalents, beginning of period            517,151     1,113,575
                                                          --------    ---------
Cash and cash equivalent, end of period                 $ 524,635   $   598,160
                                                         ========      ========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997

NOTE 1 - ORGANIZATION AND OTHER MATTERS

General
     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1996 Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months ended.

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

                                 March 31, 1997

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

      The Partnership had acquired limited partnership interests in fifteen local limited partnerships at March 31, 1997 and December 31, 1996. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships. The following is a summary of the Partnership's investment in limited partnerships:

                                              1997                  1996
                                              ----                  ----

   Investment balance,
     beginning of period                  $ 8,447,282          $  9,640,622
   Investments in limited partnerships
   Equity in loss of limited
     partnership                             (277,000)           (1,128,793)
   Distributions                               (6,771)              (11,319)
   Amortization of capitalize
     acquisition costs                        (13,307)              (53,228)
                                             --------               -------
   Investment balance,
     end of period                        $ 8,150,204          $  8,447,282
                                            =========             =========

Selected operating information from the combined financial statements of the local limited partnerships for the three months ended March 31, 1997 and 1996 is as follows:

                                                   1997                 1996
                                                   ----                 ----

          Total revenue                      $   773,000          $     662,000
                                                --------                -------
          Interest expense                        213,000               223,000
          Depreciation                            327,000               321,000
          Operating expenses                      513,000               492,000
                                                 --------               -------
          Total expenses                        1,053,000             1,036,000
                                               ----------             ---------

              Net loss                       $  ($280,000)        $    (374,000)
                                                 ========              ========
              Net loss allocable to the
                Partnership                  $  ($277,000)        $   ($370,000)
                                                =========            ==========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 March 31, 1997

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. A fee of $52,446 and $52,452 was incurred for the three months ended March 31, 1997 and 1996, respectively.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                        March 31, 1997       December 31, 1996
                                        --------------       -----------------

      Asset management fee payable        $  752,225              $  699,779
      Reimbursement for expenses paid
        by an affiliate                        4,145                   3,914
                                             -------                 -------
                                          $  756,370              $  703,693
                                             ========               ========

NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of capital has been the proceeds from its sale of limited partnership units (the "Offering"). The Partnership completed raising funds from investors through its public offering of units of limited partnership interest ("Units") on January 21, 1993 at which time $17,726,000 was received from the sale of units. These funds were applied to the acquisition of investments in 15 limited partnerships, acquisition fees, the establishment of reserves, the payment of operating expenses and the payment of expenses of this offering. The Partnership has acquired limited partnership interests that require approximately $12,845,000 of capital (or 72% of the proceeds realized from the sale of units). The Partnership has paid all capital contributions due for its investments in Limited Partnerships and has no further obligations for its property investments.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $7,500 for the three months ended March 31, 1997. This increase in cash was due to the Partnership's investing activities and operating activities, primarily the receipts of cash distributions from local limited partnerships. The cash reserves are sufficient to fund the Partnership's remaining capital contributions. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $515,000 for the three months ended March 31, 1996. This decrease in cash was due to the Partnership's investing activities, primarily the payment of capital contributions payable on investments in limited partnerships. The cash reserves are sufficient to fund the Partnership's remaining capital contributions. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

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

Results of Operations
---------------------

As of March 31, 1997 the Partnership has acquired 15 local limited partnership interests. Each of the 15 apartment complexes owned by such local limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All of these had completed construction of their apartment complex as of March 31, 1997.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $343,000 and $432,000 the three months ended March 31, 1997 and 1996, respectively. The components items of revenue and expense are discussed below.

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

1.  None..


         No reports on Form 8-K were fined during the quarter ended March 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By   WNC Tax Credit Partners, L.P.  General Partner


By:   WNC & ASSOCIATES, INC.        General Partner


By   /s/ John B. Lester Jr.
    -----------------------------------------------------

John B. Lester, Jr.        President

Date: June 20, 1997

By:  /s/ Theodore M. Paul
    -----------------------------------------------------
Theodore M. Paul  Vice-President-Finance

Date: June 20, 1997