Form 10-Q
period 1997-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1997-08-12
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                       FOR THE QUARTER ENDED JUNE 30, 1997



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Balance Sheets, June 30, 1997 and December 31, 1996.........................3


 Statements of Operations
          For the three months and six months ended June 30, 1997 and 1996...4

 Statement of Partners' Equity
          For the three months  ended June 30, 1997 and 1996.................5

 Statement of Cash Flows
          For the six months ended June 30, 1997 and 1996....................6

 Notes to Financial Statements...............................................7

   Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations......................................11



PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................14
         Signatures        ..................................................15

                  WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      June 30, 1997 and December 31, 1996

                                                   1997                1996
                                                   ----                ----
                                    ASSETS
Cash and cash equivalents                    $   411,324           $   517,151
 Investment in limited
  partnerships ( Note 2)                       7,933,567             8,447,282
 Other assets                                      1,933                12,492
                                              ----------            ----------

                                             $ 8,346,824           $ 8,976,925
                                              ==========            ==========

                         LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates
    (Note 3)                                 $   783,035           $   703,693
                                              ----------            ----------
                                                 783,035               703,693
                                              ----------            ----------
Partners' equity (deficit):
 General partner                                 (89,623)              (82,529)
 Limited partners (17,747 units
   issued  and outstanding at 1997 and 1996)   7,653,412             8,355,761
                                              ----------            ----------
Total partners' equity                         7,563,789             8,273,232
                                              ----------            ----------
                                            $  8,346,824           $ 8,976,925
                                              ==========            ==========





                                  UNAUDITED
                  See Accompanying Notes to Financial Statements

                  WNC California Housing Tax Credits II, L.P.
                      (A California Limited Partnership)

                           STATEMENT OF OPERATIONS

          For the Three and Six Months Ended June 30, 1997 and 1996

                                       1997                       1996
                                       ----                       ----
                                Three         Six          Three        Six
                                Months        Months       Months       Months

Interest income           $     2,918   $       8,084  $    5,838  $    12,684
                             --------       ---------     -------     --------

Operating expenses:
Amortization                   13,725          27,434      13,709       27,418
Asset management fees (Note 3) 52,596         105,042      52,452      104,904
Legal and accounting            4,055           6,598       4,175        6,175
Other                          22,355          24,853      10,710       11,342
                             --------       ---------     -------     --------

Total operating expenses       92,731         163,927      81,046      149,839
                             --------       ---------     -------     --------

Loss from operations          (89,813)       (155,843)    (75,208)    (137,155)
                             --------       ---------    --------    ---------
Equity in loss from
 limited partnerships        (276,600)       (553,600)   (408,000)    (778,000)
                            ---------       ---------    --------    ---------

Net loss                 $   (366,413)    $  (709,443) $ (483,208) $  (915,155)
                            =========       =========    ========    =========
Net loss allocated to:
  General partner        $     (3,664)         (7,094)     (4,832)      (9,152)
                            =========       =========    ========    =========

  Limited partners       $   (362,749)       (702,349)   (478,376)    (906,003)
                            =========       =========    ========    =========

Net loss per limited
 partner units (17,747 units
 issued and outstanding)  $       (20)    $       (40) $      (27) $       (51)
                            =========       =========    ========    =========

                                     UNAUDITED
                  See Accompanying Notes to Financial Statements

                     WNC California Housing Tax Credits II, L.P.
                         (A California Limited Partnership)

                          STATEMENT OF PARTNERS'  EQUITY
                For the Six Months Ended June 30, 1997 and 1996

For the Six  Months Ended June 30, 1997
                                         General        Limited
                                         Partner        Partner         Total

Equity (deficit), December 31, 1996    $  (82,529)  $ 8,355,761   $  8,273,232

Net loss for the six months ended
  June 30, 1997                            (7,094)     (702,349)      (709,443)
                                         --------    ----------      ---------

Equity (deficit), June 30, 1997        $  (89,623)  $ 7,653,412   $  7,563,789
                                         ========    ==========     ==========


For the Six  Months Ended June 30, 1996

                                         General        Limited
                                         Partner        Partner         Total

Equity (deficit), December 31, 1995    $  (68,593)  $ 9,735,425   $  9,666,832

Net loss for the six months ended
  June 30, 1996                            (9,152)     (906,003)      (915,155)
                                         --------    ----------     ----------

Equity (deficit), June 30, 1996        $  (77,745)  $ 8,829,422   $  8,751,677
                                         ========    ==========     ==========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC California Housing Tax Credits II, L.P.
                        (A California Limited Partnership)

                            STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1997 and 1996

                                                        1997             1996
                                                        ----             ----
Cash flows provided by (used in) operating activities:
 Net loss                                       $    (709,443)    $   (915,155)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Equity in loss of limited partnerships            553,600          778,000
    Amortization                                       27,434           27,418
    Asset management fee                              105,042          104,904
    Change in other assets                              1,186           27,803
    Accrued fees and expense due
     to general partner and affiliates                (17,131)          (1,081)
                                                     --------         --------
     Net cash provided by (used in)
       operating activities                           (39,312)          21,889
                                                     --------         --------
Cash flows used in investing activities:
 Investments in limited partnerships                  (74,006)        (550,000)
 Distribution from limited partnerships                 7,491            3,319
                                                     --------         --------
     Net cash flows used in investing activities:     (66,515)        (546,681)
                                                     --------         --------

Cash flows provided by financing activities:
    Decrease in receivable from affiliate                   -            2,000
                                                     --------         --------


Net decrease in cash and cash equivalents            (105,827)        (522,792)
Cash and cash equivalents, beginning of period        517,151        1,113,575
                                                     --------       ----------
Cash and cash equivalent, end of period         $     411,324    $     590,783
                                                     ========       ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997

NOTE 1 - ORGANIZATION AND OTHER MATTERS
---------------------------------------

General
-------

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in cash flows for the six months then ended.

Organization
------------

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

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------

The investment in limited partnerships is accounted for on the equity method of accounting. Costs incurred by the Partnership in acquiring the investments in limited partnerships were capitalized as part of the investment account.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all certificates of deposit with an original maturity of three months or less as cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

The Partnership had acquired limited partnership interests in fifteen local limited partnerships at June 30, 1997 and December 31, 1996. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships. The following is a summary of the Partnership's investment in limited partnerships:

                                                  1997                1996
                                                  ----                ----
  Investment balance,
    beginning of period                    $    8,447,282         $  9,640,622
  Investments in limited partnerships              74,006
  Equity in loss of limited
    partnership                                  (553,600)          (1,128,793)
  Distributions                                    (7,491)             (11,319)
  Amortization of capitalized
    acquisition costs                             (26,630)             (53,228)
                                               ----------           ----------
  Investment balance,
    end of period                          $    7,933,567         $  8,447,282
                                               ==========           ==========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1997


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected operating information from the combined financial statements of the local limited partnerships for the six months ended June 30, 1997 and 1996 is as follows:

                                                1997                 1996
                                                ----                 ----

   Total revenue                        $      1,545,000    $        1,324,000
                                              ----------            ----------
   Operating expense exclusive of
     interest and depreciation                 1,026,000               985,000
   Interest expense                              426,000               483,000
   Depreciation                                  653,000               642,000
                                              ----------            ----------
   Total expenses                              2,105,000             2,110,000
                                              ----------            ----------
   Net loss                             $      ($560,000)   $         (786,000)
                                              ==========            ==========
   Net loss allocable to the
     Partnership                        $      ($553,600)   $        ($778,000)
                                              ==========            ==========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. A fee of $105,042 and $104,904 was incurred for the six months ended June 30, 1997 and 1996, respectively.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following: June 30, 1997 December 31, 1996

   Asset management fee payable                $  804,821        $     699,779
   Reimbursement due for expenses paid
     for an affiliate                             (21,786)               3,914
                                                 --------             --------
                                               $  783,035        $     703,693
                                                 ========             =========

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1997



NOTE 4 - INCOME TAXES
---------------------

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $106,000 for the six months ended June 30, 1997. This decrease in cash was due to the Partnership's investing activities and operating activities, primarily the investment in local limited partnerships of approximately, $74,000. Cash provided by investing activities consisted of distribution from limited partnerships. No cash flow resulted from financing activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $523,000 for the six months ended June 30, 1996. This decrease in cash was due to the Partnership's investing activities, primarily the payment of capital contributions payable on investments in limited partnerships. The cash reserves are sufficient to fund the Partnership's remaining capital contributions. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

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

  Results of Operations

As of June 30, 1997 the Partnership has acquired 15 local limited partnership interests. Each of the 15 apartment complexes owned by such local limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All of these had completed construction of their apartment complex as of June 30, 1997.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $709,000 and $915,000 the six months ended June 30, 1997 and 1996, respectively. The components items of revenue and expense are discussed below.

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

1.  None..


         No reports on Form 8-K were fined during the quarter ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By:    WNC Tax Credit Partners, L.P.,  General Partner

By:    WNC & ASSOCIATES, INC.,  General Partner


By:    /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.,  President

Date: August 12, 1997

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul,  Vice-President-Finance

Date: August 12, 1997