Form 10-Q
period 1997-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1997-11-07
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Balance Sheets, September 30, 1997 and December 31, 1996....................3


 Statements of Operations
  For the three months and nine months ended September 30, 1997 and 1996.....4

 Statement of Partners' Equity
  For the three months ended September 30, 1997 and 1996.....................5

 Statement of Cash Flows
  For the nine months ended September 30, 1997 and 1996......................6

 Notes to Financial Statements...............................................7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11



PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................13
         Signatures..........................................................14

Financial Statements

                    WNC California Housing Tax Credits II, L.P.
                         (A California Limited Partnership)

                                    BALANCE SHEETS
                     September 30, 1997 and December 31, 1996

                                                   1997                  1996
                                                   ----                  ----
                                        ASSETS
Cash and cash equivalents                     $     373,441     $      517,151
 Investment in limited
  partnerships ( Note 2)                          7,630,068          8,447,282
 Other assets                                         1,531             12,492
                                                 ----------         ----------


                                              $   8,005,040     $    8,976,925
                                                 ==========         ==========

                             LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Accrued fees and expenses due to
 general partner and affiliates  (Note 3)     $     783,090     $      703,693
                                                 ----------          ---------
                                                    783,090            703,693
                                                 ----------          ---------
Partners' equity (deficit):
 General partner                                    (93,042)           (82,529)
 Limited partners (17,747 units
   issued  and outstanding at 1997 and 1996)      7,314,992          8,355,761
                                                 ----------         ----------
Total partners' equity                            7,221,950          8,273,232
                                                 ----------         ----------
                                               $  8,005,040      $   8,976,925
                                                 ==========         ==========





                                  UNAUDITED
                 See Accompanying Notes to Financial Statements

                     WNC California Housing Tax Credits II, L.P.
                        (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

        For the Three and Nine Months Ended September 30, 1997 and 1996

                                          1997                   1996
                                          ----                   ----
                                   Three        Nine      Three          Nine
                                   Months       Months    Months         Months
                                   ------       ------    ------         ------

Interest income                $    2,697   $   10,781  $   5,715   $    18,399
                                 --------     --------    -------     ---------


Operating expenses:
Amortization                       13,693       41,127     13,709        41,127
Asset management fees (Note 4)     52,521      157,563     52,451       157,355

Legal and accounting                  749        7,347          -         6,175
Other                                 773       25,626      1,083        12,425
                                 --------     --------    -------      --------


Total operating expenses           67,736      231,663     67,243       217,082
                                 --------     --------    -------      --------

Loss from operations              (65,039)    (220,882)   (61,528)     (198,683)
                                 --------     --------    -------      --------

Equity in loss from
 limited partnerships            (276,800)    (830,400)  (388,000)   (1,166,000)
                                ---------     --------    -------     ---------

Net loss                     $   (341,839) $(1,051,282) $(449,528) $ (1,364,683)
                                =========    =========    =======    ==========

Net loss allocated to:
  General partner            $     (3,418)     (10,513)    (4,495)      (13,647)
                                =========    =========    =======    ==========


  Limited partners           $   (338,421)  (1,040,769)  (445,033)   (1,351,036)
                                =========    =========    =======    ==========

Net loss per limited
 partner units (17,747 units
 issued and outstanding)     $        (19) $       (59)  $    (25)  $       (76)
                                =========    =========    =======    ==========




                                UNAUDITED
              See Accompanying Notes to Financial Statements

                  WNC California Housing Tax Credits II, L.P.
                     (A California Limited Partnership)

                        STATEMENT  OF  PARTNERS'  EQUITY
               For the Nine Months Ended September 30, 1997 and 1996

For the Nine  Months Ended September 30, 1997

                                           General       Limited
                                           Partner       Partner       Total
                                           -------       -------       -----

Equity (deficit), December 31, 1996   $   (82,529) $   8,355,761   $  8,273,232


Net loss for the nine months ended
  September 30, 1997                      (10,513)    (1,040,769)    (1,051,282)
                                         --------     ----------     ----------


Equity (deficit), September 30, 1997   $  (93,042)     7,314,992      7,221,950
                                         ========     ==========     ==========

For the Nine  Months Ended September 30, 1996

                                           General       Limited
                                           Partner       Partner       Total
                                           -------       -------       -----

Equity (deficit), December 31, 1995    $  (68,593)  $  9,735,425   $  9,666,832


Net loss for the nine months ended
  September 30, 1996                      (13,647)    (1,351,036)    (1,364,683)
                                         --------     ----------     ----------


Equity (deficit), September 30, 1996   $  (82,240)  $  8,384,389   $  8,302,149
                                         ========     ==========     ==========




                                    UNAUDITED
               See Accompanying Notes to Financial Statements

                    WNC California Housing Tax Credits II, L.P.
                        (A California Limited Partnership)

                             STATEMENT  OF CASH  FLOWS
               For the Nine Months Ended September 30, 1997 and 1996

                                                    1997                 1996
                                                    ----                 ----
Cash flows used by operating activities:
 Net loss                                     $  (1,051,282)   $     (1,364,683)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships           830,400           1,166,000
   Amortization                                      41,127              41,127
   Asset management fee                              82,563             107,355
   Change in other assets                             9,755              27,693
   Accrued fees and expense due
    to general partner and affiliates                (3,166)                  3
                                                 ----------           ---------
      Net cash used by operating activities         (90,603)            (22,505)
                                                 ----------           ---------

Cash flows used by investing activities:
  Investments in limited partnerships               (74,006)           (550,000)
  Distribution from limited partnerships             20,899               6,319
                                                 ----------           ---------
   Net cash flows used by investing activities:     (53,107)           (543,681)
                                                 ----------           ---------

Cash flows provided by financing activities:
 Decrease in receivable from affiliate                    -               2,000
                                                 ----------           ---------

Net decrease in cash and cash equivalents          (143,710)           (564,186)
Cash and cash equivalents, beginning of period      517,151           1,113,575
                                                 ----------          ----------
Cash and cash equivalent, end of period      $      373,441     $       549,389
                                                 ==========          ==========




                                  UNAUDITED
                See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in cash flows for the nine months then ended.

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

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------

The investment in limited partnerships is accounted for on the equity method of accounting. Costs incurred by the Partnership in acquiring the investments in limited partnerships were capitalized as part of the investment account.
                                    7

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Cash and Cash Equivalents

The Partnership considers all certificates of deposit with an original maturity of three months or less as cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

The Partnership had acquired limited partnership interests in fifteen local limited partnerships at September 30, 1997 and December 31, 1996. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships. The following is a summary of the Partnership's investment in limited partnerships:

                                                1997                   1996
                                                ----                   ----
 Investment balance,
   beginning of period                        $ 8,447,282          $  9,640,622
 Investments in limited partnerships               74,006
 Equity in loss of limited
   partnership                                   (830,400)           (1,128,793)
 Distributions                                    (20,899)              (11,319)
 Amortization of capitalized
   acquisition costs                              (39,921)              (53,228)
                                               ----------            ----------
 Investment balance,
   end of period                              $ 7,630,068          $  8,447,282
                                               ============          ==========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1997

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected operating information from the combined financial statements of the local limited partnerships for the nine months ended September 30, 1997 and 1996 is as follows:

                                                 1997                 1996
                                                 ----                 ----

 Total revenue                           $      2,318,000    $        1,986,000
                                               ----------            ----------

 Operating expense exclusive of
   interest and depreciation                    1,539,000             1,477,000
 Interest expense                                 640,000               725,000
 Depreciation                                     979,000               963,000
                                               ----------            ----------
 Total expenses                                 3,158,000             3,165,000
                                               ----------            ----------
 Net loss                                $       (840,000)   $       (1,179,000)
                                               ==========           ===========
 Net loss allocable to the
   Partnership                           $       (830,400)   $       (1,166,000)
                                               ==========           ===========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. A fee of $157,563 and $157,355 was incurred for the nine months ended September 30, 1997 and 1996, respectively.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                  September 30, 1997          December 31, 1996

Asset managementfee payable           $    782,342                $     699,779
Reimbursement due for expenses paid
   for an affiliate                            748                        3,914
                                          --------                     --------
                                      $    783,090                $     703,693
                                          ========                     ========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1997



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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $144,000 for the nine months ended September 30, 1997. This decrease in cash was a result of the Partnership's investing activities and operating activities of approximately $53,000 and $91,000, respectively. The cash used by investing activities consisted entirely of payments to the investment in local limited partnerships of approximately, $74,000. Cash provided by investing activities consisted of distribution from limited partnerships of approximately $21,000. No cash flow resulted from financing activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses, primarily the payment of asset management fees of $75,000. Cash provided from operations consisted primarily of interest received.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $564,000 for the nine months ended September 30, 1996. This decrease in cash was due to the
Partnership's investing activities, primarily the payment of capital contributions payable on investments in limited partnerships. The cash reserves are sufficient to fund the Partnership's remaining capital contributions. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

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

Results of Operations
---------------------

As of September 30, 1997 the Partnership has acquired 15 local limited partnership interests. Each of the 15 apartment complexes owned by such local limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All of these had completed construction of their apartment complex as of September 30, 1997.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $1,051,000 and $1,365,000 the nine months ended September 30, 1997 and 1996, respectively. The components items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..


         No reports on Form 8-K were fined during the quarter ended September 30, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By:   WNC Tax Credit Partners, L.P. General Partner


By:   WNC & ASSOCIATES, INC.        General Partner



By: /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: November 7, 1997

By:   /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice-President-Finance

Date: November 7, 1997