Form 10-K
period 1997-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1998-04-15
CIK 869660

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x





                       DOCUMENTS INCORPORATED BY REFERENCE

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

NONE

Item 1.  Business

Organization
------------

WNC California Tax Credits II, L.P. ("CHTC II" or the "Partnership") is a California limited partnership formed under the laws of the State of California on September 13, 1990. The Partnership was formed to acquire limited partnership interests ("Local Limited Partnership Interests") in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal and California income tax credits ("the Low Income Housing Credit").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. The business of the Partnership is conducted primarily through Associates as CHTC II has no employees of its own.

On January 22, 1991, the Partnership commenced a public offering of 20,000 units of limited partnership interest ("Units"), at a price of $1,000 per Unit. As of the close of the public offering, January 21, 1993 a total of 17,726 Units representing $17,726,000 had been sold. Holders of Units are referred to herein as "Limited Partners."


Description of Business
-----------------------

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against Federal taxes otherwise due in each year of a ten year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four year period. The Apartment Complex is subject to a fifteen-year compliance period(the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its Local Limited Partnership Interests or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable 15 year Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more year in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1997, CHTC II has invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships own an Apartment Complex that is eligible for the Federal Low Income Housing Credit. Twelve of the these fifteen Apartment Complexes are eligible for the California Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and neither the Partnership's investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

Each of the Local Limited Partnerships has received financial assistance from the FmHA. The Partnership's ability to exercise the voting rights granted it under the Local Limited Partnership Agreements and to transfer its Local Limited Partnership Interests is subject to restrictions which would not be present if assistance were received. In this regard, FmHA approval generally will be required in connection with the removal of a Local General Partner, the sale of an Apartment Complex or the sale of a Local Limited Partnership Interest. Any such approval may be withheld upon the discretion of FmHA.

As of December 31, 1997, the fifteen Apartment Complexes acquired by CHTC II were completed and in operation. The Apartment Complexes owned by the Local Limited Partnerships in which CHTC II has invested were developed by Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. CHTC II became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partner. As a limited partner, CHTC II liability for obligations of the Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status as of December 31, 1997, of the fifteen Apartment Complexes owned by Local Limited Partnerships in which CHTC II is a limited partner.


The following is a schedule of the status as of December 31, 1997, of the fifteen Apartment Complexes owned by Local Partnerships in which CHTC II is a limited partner.


                                      SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                                         IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                                   AS OF DECEMBER 31, 1997

                                              No. of             Units               Units             Percentage of Total
Name & Location                                Apts.            Completed            Occupied             Units Occupied

601 Main Street Investors                    156                156                   147                      94
  Stockton, California
ADI Development Partners, Ltd.                31                 31                    29                      94
  Delhi, California
Bayless Garden Apartments                     46                 46                    44                      95
  Red Bluff, California
Blackberry Oaks, Ltd.                         42                 42                    41                      98
  Lodi, California
Jacob's Square                                45                 45                    44                      98
Exeter, California
Mecca Apartments II                           60                 60                    56                      93
  Mecca, California
Nevada Meadows                                34                 34                    34                     100
Grass Valley, California
Northwest Tulare Associates                   54                 54                    50                      93
  Ivanhoe, California
Orland Associates, Ltd.                       39                 39                    39                     100
  Orland, California
Pinegate                                      56                 56                    56                     100
  Ahoskie, North Carolina
Silver Birch                                  35                 35                    33                      94
  Huron, California
Twin Pines Apartments Association             39                 39                    30                      77
  Groveland, California
Ukiah Terrace                                 42                 42                    42                     100
  Ukiah, California
Woodlake Garden Apts.                         48                 48                    47                      98
  Woodlake, California
Yucca Warren Vista, Ltd.                      50                 50                    47                      94
  Joshua Tree, California
                                             ---                ---                   ---                     ---
TOTAL                                        777                777                   739                      95
                                             ===                ===                   ===                      ==


Item 2.  Properties

Through its investment in Local Limited Partnerships CHTC II holds an interest in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.

Item 3.  Legal Proceedings

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in CHTC II's Agreement of Limited Partnership ("Partnership Agreement") are satisfied.

At December 31, 1997, there were 1,273 registered holders of Units in CHTC II ("Limited Partners"). The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. The Limited Partners invested in the Partnership received Housing Tax Credits per Limited Partnership Interest as follows:

                                1997             1996
                                ----             ----
         Federal                $117             $116
         California               27               37
                                ----             ----
         Total                  $144             $153
                                ====             ====

Item 6.  Selected Financial Data


                                                            Year Ended December 31,
                                 1997              1996              1995              1994               1993
                                 ----              ----              ----              ----               ----

Revenues                           $13,218           $24,231           $52,399            $61,226          $133,580

Partnership operating
expenses                          (298,207)         (289,038)         (306,261)          (403,236)         (210,562)

Equity in loss of
Local Partnerships              (1,155,586)       (1,128,793)       (1,579,652)        (1,194,095)       (1,081,114)
                                ----------        ----------        ----------         ----------        ----------

Net loss                       $(1,440,575)      $(1,393,600)      $(1,833,514)       $(1,536,105)      ($1,158,096)
                                ===========       ===========       ===========        ===========       ===========


Net loss per Limited
Partnership interest                  $(80)             $(78)            $(102)              $(86)             $(65)
                                       ===               ===              ====                ===               ===

Total assets                    $7,668,973        $8,976,925       $10,788,485        $12,876,510       $16,332,339
                                ==========        ==========       ===========        ===========       ===========

Net investment in
Limited Partnerships            $7,291,595        $8,447,282        $9,640,622        $11,178,031       $12,182,746
                                ==========        ==========        ==========        ===========       ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


Liquidity and Capital Resources
-------------------------------

Since inception, the Partnership has received $17,726,000 in cash from the sale of Units. Substantially all of the $17,726,000 has been committed to the purchase price and acquisition fees and costs of investments in Local Limited Partnerships, reserves and expenses of the offering. Although not presently the case, the Partnership previously had identified its investments in advance of receipt of sufficient cash capital to fund the investments. As of December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $12,914,000.

As of December 31, 1997 and 1996 the Partnership was indebted to the General Partner or affiliates in the amounts of approximately $836,300 and $703,700. The component items of such indebtedness were as follows: accrued asset management fees of approximately $834,900 and $699,800, respectively, and advances for operation expense of $1,400 and $3,900, respectively.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $139,800 for the period ended December 31, 1997. This decrease in cash resulted from uses by investing activities, and from operations. Cash used by investing activities consisted primarily of capital contributions to limited partnerships of approximately $75,500 and cash provided by investing activities consisted of cash from distributions of $22,400 from Local Limited Partnerships and the collection of loans receivable of $8,500. Cash provided by operating activities consisted of interest income. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.


Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $596,400 for the period ended December 31, 1996. This decrease in cash resulted primarily from uses by investing activities, and secondarily from operations. Cash used by investing activities consisted of capital contributions to limited partnerships, changes in loans receivable of approximately $555,000 and $6,600 respectively and cash provided by investing activities from distributions of $11,300 from Local Limited Partnerships. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided consisted primarily of interest received on cash deposits and cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Limited Partnership Interests is sufficient to fund the Partnership's operations.

Subsequent to the close of its public offering, the Partnership established working capital reserves of approximately 3.1% of capital contributions (or approximately $546,000, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under its partnership agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the limited partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

Results of Operations
---------------------

As reflected on its Statements of Operations, the Partnership had losses of $1,440,575, 1,393,600 and 1,833,514 for December 31, 1997, 1996 and 1995,
respectively. The component items of revenue and expense are discussed below.

Revenue. Partnership revenues consisted entirely of interest earned on cash deposits held in financial institutions as Reserves. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fees is equal to 0.5% of Invested asset in local Limited Partnerships: accordingly the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnerships' capital contributions to the Local Limited Partnerships plus the Partnership's share of the debts related to the Apartment Complexes owned by such Local Limited Partnerships). The annual management fee incurred was approximately $210,000, $210,000, and $200,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

Amortization expense consists of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Office expense consists of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in losses from Limited Partnerships. The Partnership's equity in losses from Limited Partnerships is equal to 99% of the aggregate net loss of the Limited Partnerships. After rent-up, the Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income.

Item 8.  Financial Statements and Supplementary Data















                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                               For The Years Ended
                        December 31, 1997, 1996 and 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits II, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 95% and 94% of the total assets of WNC California Housing Tax Credits II, L.P., at December 31, 1997 and 1996, respectively. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.




                                                              /s/Corbin & Wertz
                                                              -----------------

                                                               CORBIN & WERTZ

Irvine, California
April 1, 1998

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996




                                                                               1997                    1996
                                                                         -----------------       ------------------

ASSETS

Cash and cash equivalents                                               $        377,378        $         517,151

Investments in limited partnerships (Note 2)                                   7,291,595                8,447,282

Other assets                                                                           -                   12,492
                                                                        ------------------      -----------------

                                                                        $      7,668,973        $       8,976,925
                                                                        ================        =================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities -
   Accrued fees and expenses due to General Partner and
    affiliates (Note 3)                                                 $        836,316        $         703,693
                     -                                                  ----------------        -----------------

Partners' equity (deficit):
   General partner                                                               (96,935)                 (82,529)
   Limited partners (20,000 units authorized; 17,726
    units issued and outstanding at December 31, 1997
    and 1996)                                                                  6,929,592                8,355,761
                                                                        ----------------        -----------------

         Total partners' equity                                                6,832,657                8,273,232
                                                                        ----------------        -----------------

                                                                        $      7,668,973        $       8,976,925
                                                                        ================        =================

                 See accompanying notes to financial statements
                                      FS-2

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1997, 1996 and 1995



                                                                 1997               1996                1995
                                                            ---------------    ----------------    ----------------

Interest income                                            $       13,218      $       24,231     $        52,399
                                                           --------------      --------------     ---------------

Operating expenses:
   Amortization                                                    54,445              54,836              54,836
   Partnership management fees (Note 3)                           210,084             209,807             199,751
   Other                                                           33,678              24,395              51,674
                                                           --------------      --------------     ---------------
         Total operating expenses                                 298,207             289,038             306,261
                                                           --------------      --------------     ---------------
Loss from operations                                             (284,989)           (264,807)           (253,862)

Equity in losses from limited partnerships
 (Note 2)                                                      (1,155,586)         (1,128,793)         (1,579,652)
                                                           --------------      --------------     ---------------
Net loss                                                   $   (1,440,575)     $   (1,393,600)    $    (1,833,514)
                                                           ==============      ==============     ===============

Net loss allocable to:
   General partner                                         $      (14,406)     $      (13,936)    $       (18,335)
                                                           ==============      ==============     ===============
   Limited partners                                        $   (1,426,169)     $   (1,379,664)    $    (1,815,179)
                                                           ==============      ==============     ===============

Net loss per weighted number of limited
 partner units                                             $       (80.46)      $      (77.83)     $      (102.40)
                                                           ==============       =============      ==============

Outstanding weighted number of limited
 partner units                                                     17,726              17,726              17,726
                                                           ==============       =============      ==============


                 See accompanying notes to financial statements
                                      FS-3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1997, 1996 and 1995



                                                               General             Limited
                                                               Partner            Partners              Total
                                                            ---------------    ----------------    ----------------

Balance (deficit), January 1, 1995                         $      (50,258)     $   11,550,604     $    11,500,346

Net loss                                                          (18,335)         (1,815,179)         (1,833,514)
                                                           --------------      --------------     ---------------

Balance (deficit), December 31, 1995                              (68,593)          9,735,425           9,666,832

Net loss                                                          (13,936)         (1,379,664)         (1,393,600)
                                                           --------------      --------------     ---------------

Balance (deficit), December 31, 1996                              (82,529)          8,355,761           8,273,232


Net loss                                                          (14,406)         (1,426,169)         (1,440,575)
                                                           --------------      --------------     ---------------
Balance (deficit), December 31, 1997                       $      (96,935)     $    6,929,592     $     6,832,657
                                                           ==============      ==============     ===============



                 See accompanying notes to financial statements
                                      FS-4

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1997, 1996 and 1995



                                                                 1997               1996                1995
                                                            ---------------    ----------------    ----------------

Cash flows from operating activities:
   Net loss                                                $   (1,440,575)     $   (1,393,600)    $    (1,833,514)

   Adjustments to reconcile net loss to
    net cash used in operating activities:
       Amortization                                                54,445              54,836              54,836
       Equity in losses of limited partnerships                 1,155,586           1,128,793           1,579,652
       Change in other assets                                       2,706              26,757             (27,977)
       Increase in accrued fees and expenses
         due to General Partner and affiliates                    132,623             137,040             158,082
                                                           --------------      --------------     ---------------
Net cash used in operating activities                             (95,215)            (46,174)            (68,921)
                                                           --------------      --------------     ---------------
Cash flows from investing activities:
   Investments in limited partnerships                            (75,526)           (555,000)           (512,103)
   Distributions from limited partnerships                         22,399              11,319               4,039
   Change in loans receivable                                       8,569              (6,569)             (2,000)
                                                           --------------      --------------     ---------------
Net cash used in investing activities                             (44,558)           (550,250)           (510,064)
                                                           --------------      --------------     ---------------
Net decrease in cash and cash equivalents                        (139,773)           (596,424)           (578,985)
Cash and cash equivalents, beginning of
 year                                                             517,151           1,113,575           1,692,560
                                                           --------------      --------------     ---------------
Cash and cash equivalents, end of year                     $      377,378      $      517,151     $     1,113,575
                                                           ==============      ==============     ===============


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

   Interest paid                                           $            -      $            -     $             -
                                                           ==============      ==============     ===============
   Income taxes paid                                       $          800      $          800     $           800
                                                           ==============      ==============     ===============


                 See accompanying notes to financial statements
                                      FS-5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

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

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interests in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.
                                     FS-6

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 1997, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Other Assets
------------

Other assets include organization costs of $8,039 which are presented net of accumulated amortization of $8,039 and $6,822 at December 31, 1997 and 1996, respectively.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,389,519 as of December 31, 1997 and 1996.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Use of Estimates
----------------

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

Net Loss Per Weighted Number of Limited Partner Units
-----------------------------------------------------

Net loss per weighted number of limited partner units is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the year.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 1997, the Partnership has acquired limited partnership interests in fifteen limited partnerships which own and operate apartment complexes consisting of 777 apartment units. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partner business decisions, as defined, require Partnership approval. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnerships.

The Partnership's investment in limited partnerships as shown in the accompanying balance sheets at December 31, 1997 and 1996 are approximately $1,328,000 and $1,301,000, respectively, greater than the Partnership's equity as shown in the limited partnerships' combined financial statements. This difference is due to unrecorded losses, as discussed below, and acquisition, selection and other costs related to the acquisition of the limited partnerships which were capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the limited partnerships' financial statements (see Note 3). The capitalized costs are being amortized over 30 years.

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

At December 31, 1997, the investment accounts in certain limited partnerships have reached a zero balance. Consequently, the Partnership's share of losses during the year ended December 31, 1997 amounting to approximately $156,000 have not been recognized. As of December 31, 1997, the aggregate share of net losses not recognized by the Partnership amounted to $156,000.

The following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                                               1997                    1996
                                                                         -----------------       ------------------

Investments per balance sheet, beginning of year                        $      8,447,282        $       9,640,622
Capital contributed                                                               75,526                        -
Distributions                                                                    (22,399)                 (11,319)
Equity in losses of limited partnerships                                      (1,155,586)              (1,128,793)
Amortization of capitalized acquisition costs and fees                           (53,228)                 (53,228)
                                                                        ----------------        -----------------
Investments per balance sheet, end of year                              $      7,291,595        $       8,447,282
                                                                        ================        =================


The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                                          COMBINED CONDENSED BALANCE SHEETS

                                                                               1997                    1996
                                                                         -----------------       ------------------
ASSETS

Buildings and improvements, net of accumulated depreciation
  for 1997 and 1996 of $6,533,000 and $5,257,000,
  respectively                                                          $     32,347,000        $      33,546,000
Land                                                                           2,465,000                2,465,000
Other assets                                                                   2,627,000                2,436,000
                                                                        ----------------        -----------------
         Total assets                                                   $     37,439,000        $      38,447,000
                                                                        ================        =================


                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                                    COMBINED CONDENSED BALANCE SHEETS - CONTINUED

                                                                               1997                    1996
                                                                         -----------------       ------------------


LIABILITIES

Mortgage and construction loans payable                                 $     28,603,000        $      28,490,000

Other liabilities (including due to related parties
  of $536,000 and $762,000 as of December 31,
  1997 and 1996, respectively)                                                 2,413,000                2,227,000
                                                                        ----------------        -----------------
         Total liabilities                                                    31,016,000               30,717,000
                                                                        ----------------        -----------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits II, L.P.                                    5,964,000                7,146,000
Other partners                                                                   459,000                  584,000
                                                                        ----------------        -----------------
         Total partners' capital                                               6,423,000                7,730,000
                                                                        ----------------        -----------------
                                                                        $     37,439,000        $      38,447,000
                                                                        ================        =================

                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1997               1996                1995
                                                            ---------------    ----------------    ----------------

Total revenues                                             $    3,021,000      $    3,081,000     $     2,649,000
                                                           --------------      --------------     ---------------

Expenses:
   Operating expenses                                           2,137,000           2,043,000           1,969,000
   Interest expense                                               935,000             875,000             992,000
   Depreciation and amortization                                1,276,000           1,305,000           1,285,000
                                                           --------------      --------------     ---------------
         Total expenses                                         4,348,000           4,223,000           4,246,000
                                                           --------------      --------------     ---------------
Net loss                                                   $    1,327,000      $   (1,142,000)    $    (1,597,000)
                                                           ==============      ==============     ===============

Net loss allocable to the Partnership                      $    1,312,000      $   (1,129,000)    $    (1,580,000)
                                                           ==============      ==============     ===============

                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees equal to 9% of the gross proceeds from the sale of partnership units as compensation to the General Partner for services rendered to the Partnership in connection with the acquisition of limited partnerships. As of December 31, 1997 and 1996, acquisition fees of $1,595,340 have been incurred and included in the Partnership's investment in limited partnerships. Accumulated amortization amounted to $298,204 and $245,028 as of December 31, 1997 and 1996, respectively.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of December 31, 1997 and 1996, acquisition costs of $1,520 have been incurred and included in the Partnership's investment in partnerships. Accumulated amortization was insignificant for 1997 and 1996.

          An annual management fee equal to 0.5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Management fees of $210,084, $209,807 and $199,751 were incurred for 1997, 1996 and 1995, respectively, of which $75,000, $75,000 and $43,000 were paid in 1997, 1996 and 1995, respectively.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                               1997                    1996
                                                                         -----------------       ------------------

Asset management fee payable                                            $        834,863        $         699,779

Reimbursement for expenses paid by an affiliate                                    1,453                    3,914
                                                                        ----------------        -----------------

                                                                        $        836,316        $         703,693
                                                                        ================        =================

NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 10.  Directors and Executive Officers of the Registrant

Directors of Registrant
-----------------------

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.
----------------------------------------------------------

The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. Substantially all of the shares of Associates are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the California Council of Affordable Housing (CCAH) (formerly Rural Builders Council of California), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of CCAH, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 Executive Vice President since 1998, and a Senior Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Low Income
Housing Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Vice President Acquisitions. He has 11 years' experience in analysis pertaining to the development of multi-family and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.


Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership paid the General Partner or its affiliates as of December 31, 1997 $2,397,558, consisting of organization costs, commissions and other fees and expenses of the Partnership's offering of Units of $8,039, $1,418,080 and $971,439, respectively. Of the total paid to the General Partner or its affiliates, all of the amount of $2,397,588 was paid (reallowed) to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition fees in an amount equal to 9% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through December 31, 1997, the aggregate amount of acquisition fees of $1,595,340 have been paid to the General Partner or its affiliates.

(c) The Partnership reimbursed the General Partner or its affiliates as of December 31, 1997 for acquisition expenses expended by such persons on behalf of the Partnership in the amounts $1,520.

(d) An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships.). Fees of $210,084, $209,807 and $199,751 were incurred for 1997, 1996, and 1995, respectively. The Partnership paid the General Partner or its affiliates $75,000, $75,000 and $43,000 of those fees in 1997, 1996 and 1995, respectively.

(e) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 16% through December 31, 2001, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(f) The General Partner was allocated federal and California Housing Tax Credits as follows:

                       1997                     1996
                      -----                  -------
Federal             $20,900                  $20,798
California            4,918                    6,561
                    -------                  -------
Total               $25,188                  $27,359
                    =======                  =======


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

Security Ownership of Management
--------------------------------

(a)  Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)  Security Ownership of Management

 Neither the General Partner, its affiliates nor any of the officers or directors of Associates or its affiliates own directly or beneficially any limited partnership interests in the Partnership.

(c)  Changes in Control

The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners,
(I) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at anytime remove the General Partner of the Partnership and elect a successor General Partner

Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General Partner and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements:

Report of independent public accountants.

Balance sheet as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

Statement of Partners' Equity for the years ended December 31, 1997, 1996, and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

Notes to Financial Statements.

Financial Statement Schedules:
   N/A

Exhibits
(3): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as
Exhibit 28.1 to Form 10 K for the year ended December 31, 1992.

Material contracts
10.1 Amended and Restated Agreement of Limited Partnership Orland Associates dated June 15, 1991 filed as exhibit 10.1 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.1.

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

Statements of Operations for 1997, 1996 and 1995
Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994 Notes to financial statements Statement of Partners Equity for December 31, 1997 and 1996


REPORTS ON 8-K.

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By:  WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & Associates, Inc.         General Partner


By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 14, 1998


By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice-President, Finance of WNC & Associates, Inc.

Date: April 14, 1998





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Wilfred N. Cooper, Sr.
-----------------------------------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.

Date: April 14, 1998


By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.                      Director of WNC & Associates, Inc.

Date: April 14, 1998


By:  /s/ David N. Shafer
-----------------------------------------------------
David N. Shafer                     Director of WNC & Associates, Inc.

Date: April 14, 1998