Form 10-Q
period 1998-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1998-05-12
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



PART I. FINANCIAL INFORMATION

   Balance Sheets, March 31, 1998 and December 31, 1997......................3


   Statements of Operations
            For the three months ended March 31, 1998 and 1997...............4

   Statement of Partners' Equity
            For the three months  ended March 31, 1998 and 1997..............5

   Statement of Cash Flows
            For the three months ended March 31, 1998 and 1997...............6

   Notes to Financial Statements.............................................7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................10



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................13
Signatures        ..........................................................14

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                                    1998              1997
                                                    ----              ----
                                     ASSETS
Cash and cash equivalents                   $     379,515       $     377,378
 Investment in limited
  partnerships -( Note 2)                       7,033,082           7,291,595
 Other assets                                       1,183                   -
                                                ---------           ---------


                                            $   7,413,780       $   7,668,973
                                                =========           =========



                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Accrued fees and expenses due to
  general partner and affiliates - (Note 3) $     887,884       $     836,316
                                                ---------           ---------

Partners' equity (deficit):
 General partner                                 (100,003)            (96,935)
 Limited partners (17,747 units
   issued  and outstanding at 1998 and 1997)    6,625,899           6,929,592
                                                ---------           ---------
Total partners' equity                          6,525,896           6,832,657
                                                ---------           ---------
                                             $  7,413,780        $  7,668,973
                                                =========           =========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

               For the Three Months Ended March 31, 1998 and 1997


                                                 1998                  1997
                                                 ----                  ----

  Interest income                       $        3,116           $      5,166
                                             ---------              ---------



  Operating expenses:
  Amortization                                  13,307                  13,709

  Asset management fees (Note 3)                52,521                  52,446

  Legal and accounting                             500                   2,543

  Other                                          1,949                   2,498
                                             ---------               ---------

  Total operating expenses                      68,277                  71,196
                                             ---------               ---------

  Loss from operations                         (65,161)                (66,030)
                                             ---------               ---------

  Equity in loss from
   limited partnerships                       (241,600)               (277,000)
                                             ---------               ---------

  Net loss                             $      (306,761)       $       (343,030)
                                             =========               =========

  Net loss allocated to:
   General partner                              (3,068)                 (3,430)
                                             =========               =========

   Limited partners                           (303,693)               (339,600)
                                             =========               =========

  Net loss per limited
   partner units (17,747 units
   issued and outstanding)             $           (17)        $           (19)
                                              =========               =========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
               For the Three Months Ended March 31, 1998 and 1997


For the Three Months Ended March 31, 1998
                                             General      Limited
                                             Partner      Partner     Total


Equity (deficit), December 31, 1997     $   (96,935)  $ 6,929,592  $ 6,832,657

Net loss for the three months ended
  March 31, 1998                             (3,068)     (303,693)    (306,761)
                                          ---------     ---------    ---------

Equity (deficit), March 31, 1998        $  (100,003)  $ 6,625,899  $ 6,525,896
                                          =========     =========    =========




For the Three Months Ended March 31,1997
                                             General      Limited
                                             Partner      Partner      Total


Equity (deficit), December 31, 1996     $   (82,529)  $ 8,355,761  $ 8,273,232

Net loss for the three months ended
  March 31, 1997                             (3,430)     (339,600)    (343,030)
                                          ---------     ---------    ---------


Equity (deficit), March 31, 1997        $   (85,959)  $ 8,016,161  $ 7,930,202
                                          =========     =========    =========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997

                                                     1998                1997
                                                     ----                ----
Cash flows provided by operating activities:
 Net loss                                       $   (306,761)   $    (343,030)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships            241,600          277,000
   Amortization                                       13,307           13,709
   Asset management fee                               52,521           52,446
   Change in other assets                             (1,183)             678
   Accrued fees and expense due to
   general partner and affiliates                       (953)             231
                                                  ----------       ----------
  Net cash provided by (used in)
   operating activities                               (1,469)           1,034
                                                  ----------       ----------

Cash flows provided by investing activities:
  Distribution from limited partnerships               3,606            6,771
                                                  ----------       ----------

Cash flows used in financing activities:
  Decrease in receivable from affiliate                    -             (321)
                                                  ----------       ----------

Net increase in cash and
 cash equivalents                                      2,137            7,484
                                                  ----------       ----------

Cash and cash equivalents, beginning of period       377,378          517,151
                                                  ----------       ----------
Cash and cash equivalent, end of period        $     379,515     $    524,635
                                                  ==========       ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1998

NOTE 1 - ORGANIZATION AND OTHER MATTERS

General
     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1997 Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months ended.

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

                                 March 31, 1998

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

      The Partnership had acquired limited partnership interests in fifteen local limited partnerships at March 31, 1998 and December 31, 1997. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The following is a summary of the Partnership's investment in limited partnerships:

                                             1998                   1997
                                             ----                   ----
 Investment balance,
   beginning of period                 $  7,291,595           $ 8,447,282
 Investments in limited partnerships                               75,526
 Equity in loss of limited
   partnership                             (241,600)           (1,155,586)
 Distributions                               (3,606)              (22,399)
 Amortization of capitalized
   acquisition costs                        (13,307)              (53,228)
                                          ---------             ---------
 Investment balance,
   end of period                       $  7,033,082           $ 7,291,595
                                          =========             =========

Selected operating information from the combined financial statements of the local limited partnerships for the three months ended March 31, 1998 and 1997 is as follows:

                                             1998                 1997
                                             ----                 ----

 Total revenue                         $   755,000            $   773,000
                                         ---------              ---------

 Interest expense                          228,000                213,000
 Depreciation                              324,000                327,000
 Operating expenses                        529,000                513,000
                                         ---------              ---------
 Total expenses                          1,081,000              1,053,000
                                         ---------              ---------

 Net loss                              $  (326,000)           $  (280,000)
                                         =========              =========
 Net loss allocable to
  the Partnership                      $  (241,600)           $  (277,000)
                                         =========              =========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 March 31, 1998

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. A fee of $52,446 and $52,452 was incurred for the three months ended March 31, 1998 and 1997, respectively.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                          March 31, 1998     December 31, 1997

Asset management fee payable               $   887,384            $    834,863
Reimbursement for expenses paid
  by an affiliate                                  500                   1,453
                                              --------                --------
                                           $   887,884            $    836,316
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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $2,100 for the three months ended March 31, 1998. This increase in cash was due to the Partnership's investing activities and operating activities, primarily the receipts of cash distributions from local limited partnerships. The cash reserves are sufficient to fund the Partnership's remaining capital contributions. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $7,500 for the three months ended March 31, 1997. This increase in cash was due to the Partnership's investing activities and operating activities, primarily the receipts of cash distributions from local limited partnerships. The cash reserves are sufficient to fund the Partnership's remaining capital contributions. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units is sufficient to fund the Partnership's future investment commitments and proposed operations.

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

  Results of Operations

As of March 31, 1998 the Partnership has acquired 15 local limited partnership interests. Each of the 15 apartment complexes owned by such local limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All of these had completed construction of their apartment complex as of March 31, 1998.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $307,000 and $343,000 the three months ended March 31, 1998 and 1997, respectively. The components items of revenue and expense are discussed below.

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


Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

NONE

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By   WNC Tax Credit Partners, L.P.  General Partner


By:   WNC & ASSOCIATES, INC.        General Partner


By   /s/ John B. Lester Jr.
    -----------------------------------------------------

John B. Lester, Jr.        President

Date: May 11, 1998

By:  /s/ Theodore M. Paul
    -----------------------------------------------------
Theodore M. Paul  Vice-President-Finance

Date: May 11, 1998