Form 10-Q
period 1998-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1998-08-13
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                       FOR THE QUARTER ENDED JUNE 30, 1998



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets, June 30, 1998 and December 31, 1997........................3


  Statements of Operations
     For the three months and six months ended
     June 30, 1998 and 1997..................................................4

  Statement of Partners' Equity
     For the six months ended June 30, 1998 and 1997.........................5

  Statement of Cash Flows
     For the six months ended June 30, 1998 and 1997.........................6

  Notes to Financial Statements..............................................7

   Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................................11

 Item 3. Quantitative and Qualitative Disclosures Above Market Risks........13


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K...................................14
 Signatures ................................................................15

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                             1998                    1997
                                             ----                    ----
                                     ASSETS
Cash and cash equivalents          $      367,925            $      377,378
 Investment in limited
  partnerships ( Note 2)                6,830,375                 7,291,595
 Other assets                               1,141                         -
                                       ----------                ----------

                                   $    7,199,441            $    7,668,973
                                       ==========                ==========

                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates
   (Note 3)                        $      941,216            $      836,316
                                       ----------                ----------

Partners' equity (deficit):
 General partner                         (102,679)                  (96,935)

 Limited partners (17,747 units
   issued  and outstanding at
   1998 and 1997)                       6,360,904                 6,929,592
                                      ----------                ----------
Total partners' equity                  6,258,225                 6,832,657
                                      ----------                ----------

                                   $    7,199,441            $    7,668,973
                                      ===========               ===========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

            For the Three and Six Months Ended June 30, 1998 and 1997

                                       1998                       1997
                                --------------------      -------------------
                                 Three         Six         Three        Six
                                 Months       Months       Months      Months

Interest income             $     4,629   $    7,745    $   2,918   $   8,084

Miscellaneous income              4,000        4,000            -           -
                              ---------    ---------    ---------   ---------
                                  8,629       11,745        2,918       8,084
                              ---------    ---------    ---------   ---------
Operating expenses:
Amortization                     13,307       26,614       13,725      27,434

Asset management fees
(Note 3)                         52,521      105,042       52,596     105,042

Legal and accounting              7,000        7,500        4,055       6,598

Other                            15,572       17,521       22,355      24,853
                              ---------    ---------    ---------   ---------
Total operating expenses         88,400      156,677       92,731     163,927
                              ---------    ---------    ---------   ---------
Loss from operations            (79,771)    (144,932)     (89,813)   (155,843)

Equity in loss from
 limited partnerships          (187,900)    (429,500)    (276,600)   (553,600)
                              ---------    ---------    ---------   ---------
Net loss                  $    (267,671) $  (574,432) $  (366,413) $ (709,443)
                              =========    =========    =========   =========

Net loss allocated to:
  General partner         $      (2,677)      (5,744)      (3,664)     (7,094)
                              =========    =========    =========   =========

  Limited partners        $    (264,994)    (568,688)    (362,749)   (702,349)
                              =========    =========    =========   =========
Net loss per limited
 partner units (17,747
 units issued and
 outstanding)             $         (15) $       (32)  $      (20) $      (40)
                              =========    =========    =========   =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements
                                        4

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
                 For the Six Months Ended June 30, 1998 and 1997

For the Six Months Ended June 30, 1998
---------------------------------------
                                           General      Limited
                                           Partner      Partner      Total
                                           -------      -------      -----

Equity (deficit), December 31, 1997    $  (96,935) $  6,929,592  $  6,832,657

Net loss for the six months ended
  June 30, 1998                            (5,744)     (568,688)     (574,432)
                                        ---------     ---------     ---------

Equity (deficit), June 30, 1998        $ (102,679) $  6,360,904  $  6,258,225
                                        =========     =========     =========




For the Six Months Ended June 30, 1997
--------------------------------------
                                            General      Limited
                                            Partner      Partner      Total
                                            -------      -------      -----

Equity (deficit), December 31, 1996    $   (82,529) $  8,355,761  $ 8,273,232

Net loss for the six months ended
  June 30, 1997                             (7,094)     (702,349)    (709,443)
                                         ---------     ---------    ---------
Equity (deficit), June 30, 1997        $   (89,623) $  7,653,412  $ 7,563,789
                                         =========     =========    =========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1998

                                                       1998              1997
                                                       ----              ----
Cash flows used in operating activities:
  Net loss                                         $  (574,432)  $    (709,443)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Equity in loss of limited partnerships             429,500         553,600
    Amortization
                                                        26,614          27,434
    Asset management fee                               105,042         105,042
    (Increase) Decrease in other assets                 (1,141)          1,186
    Decrease in accrued fees and expense due
     to general partner and affiliates                    (142)        (17,131)
                                                      --------        --------
       Net cash used in operating activities           (14,559)        (39,312)
                                                      --------        --------

Cash flows provided by (used in) investing activities:
    Investments in limited partnerships                                (74,006)
    Distribution from limited partnerships               5,106           7,491
                                                      --------        --------
     Net cash provided by (used in)
      investing activities:                              5,106         (66,515)
                                                      --------        --------

Net decrease in cash and cash equivalents               (9,453)       (105,827)
Cash and cash equivalents, beginning of period         377,378         517,151
                                                      --------        --------
Cash and cash equivalent, end of period            $   367,925   $     411,324
                                                      ========        ========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1998

NOTE 1 - ORGANIZATION AND OTHER MATTERS
---------------------------------------

General
-------

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months then ended.

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

                                  June 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all certificates of deposit with an original maturity of three months or less as cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

The Partnership had acquired limited partnership interests in fifteen local limited partnerships at June 30, 1998 and December 31, 1997. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships.

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At June 30, 1998 three of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in local limited partnerships as of June 30, 1998 and December 31, 1997.

                                              1998                 1997
                                              ----                 ----
  Investment balance,
    beginning of period                 $  7,291,595         $   8,447,282
  Investments in limited partnerships                               75,526
  Equity in loss of limited
    partnership                             (429,500)           (1,155,586)
  Distributions                               (5,106)              (22,399)
  Amortization of capitalized
    acquisition costs                        (26,614)              (53,228)
                                          ----------            ----------
  Investment balance,
    end of period                       $  6,830,375          $  7,291,595
                                          ==========            ==========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1998


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected operating information from the combined financial statements of the local limited partnerships for the six months ended June 30, 1998 and 1997 is as follows:

                                                 1998                 1997
                                                 ----                 ----

   Total revenue                        $      1,511,000      $      1,545,000
                                               ---------             ---------

   Operating expense exclusive of
     interest and depreciation                 1,058,000             1,026,000
   Interest expense                              456,000               426,000
   Depreciation                                  649,000               653,000
                                               ---------             ---------
   Total expenses                              2,163,000             2,105,000
                                               ---------             ---------
   Net loss                             $       (652,000)     $       (560,000)
                                               =========             =========
   Net loss allocable to the
     Partnership                        $       (429,500)     $       (553,600)
                                               =========             =========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. A fee of $105,042 was incurred for each six month period ended June 30, 1998 and 1997, respectively.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:


                                         June 30, 1998       December 31, 1997
                                         -------------       -----------------

Asset management fee payable                $  939,905              $  834,863
Reimbursement due for expenses paid
 for an affiliate                                1,311                   1,453
                                              --------                --------
                                            $  941,216              $  836,316
                                              ========                ========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1998



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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $9,500 for the six months ended June 30, 1998. This decrease in cash was due to the Partnership's operating activities, offset by cash provided by investing activities consisting of distribution from limited partnerships of approximately $5,100. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

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

Results of Operations
---------------------

As of June 30, 1998 the Partnership has acquired 15 local limited partnership interests. Each of the 15 apartment complexes owned by such local limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All of these had completed construction of their apartment complex as of June 30, 1998.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $574,400 and $709,400 the six months ended June 30, 1998 and 1997, respectively. The components items of revenue and expense are discussed below.

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

None.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By:    WNC Tax Credit Partners, L.P.        General Partner

By:    WNC & ASSOCIATES, INC.               General Partner


By:    /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.      President

Date: August 4, 1998

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul         Vice-President-Finance

Date: August 4, 1998