Form 10-Q
period 1998-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1998-11-12
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

   Balance Sheets, September 30, 1998 and December 31, 1997..................3


   Statements of Operations fFor the three months and nine months ended September 30, 1998 and 1997................................4

   Statement of Partners' Equity
            For the nine months ended September 30, 1998 and 1997............5

   Statement of Cash Flows
            For the nine months ended September 30, 1998 and 1997............6

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

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                                 1998                   1997
                                                 ----                   ----
                                     ASSETS
Cash and cash equivalents           $         365,081      $         377,378
 Investment in limited
  partnerships ( Note 2)                    6,637,768              7,291,595
 Other assets
                                                    0                      -
                                           ----------             ----------

                                    $       7,002,849       $      7,668,973
                                           ==========             ==========

                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Accrued fees and expenses due to
 general partner and affiliates
  (Note 3)                          $         988,780       $        836,316
                                           ----------             ----------
Partners' equity (deficit):
 General partner                             (105,121)               (96,935)

 Limited partners (17,747 units
   issued  and outstanding at 1998
   and 1997)                                6,119,190              6,929,592
                                           ----------             ----------
Total partners' equity                      6,014,069              6,832,657
                                           ----------             ----------
                                    $       7,002,849       $      7,668,973
                                           ==========             ==========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

         For the Three and Nine Months Ended September 30, 1998 and 1997

                                        1998                     1997
                              -----------------------    ---------------------
                                  Three       Nine        Three        Nine
                                  Months      Months      Months       Months

Interest income               $    4,524  $   12,269  $    2,697   $   10,781
                               ---------   ---------   ---------    ---------

Operating expenses:
Amortization                      13,307      39,921      13,693       41,127
Asset management fees
      (Note 3)                    52,521     157,563      52,521      157,563
Legal and accounting                   -       7,500         749        7,347
Other                              3,552      17,073         773       25,626
                               ---------   ---------   ---------    ---------
Total operating expenses          69,380     222,057      67,736      231,663
                               ---------   ---------   ---------    ---------

Loss from operations             (64,856)   (209,788)    (65,039)    (220,882)

Equity in loss from
 limited partnerships           (179,300)   (608,800)   (276,800)    (830,400)
                               ---------   ---------   ---------    ---------

Net loss                     $  (244,156) $ (818,588) $ (341,839) $(1,051,282)
                               =========   =========   =========   ==========

Net loss allocated to:
  General partner            $    (2,442)     (8,186)     (3,418) $   (10,513)
                               =========   =========   =========   ==========

  Limited partners           $  (241,714)   (810,402)   (338,421) $(1,040,769)
                               =========   =========   =========   ==========
Net loss per limited
 partner units (17,747 units
 issued and outstanding)     $       (14) $      (46)  $     (19) $       (59)
                               =========   =========   =========   ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                   STATEMENT OF PARTNERS' EQUITY For the Nine
                    Months Ended September 30, 1998 and 1997

For the Nine Months Ended September 30, 1998
--------------------------------------------
                                       General       Limited
                                       Partner       Partner            Total
                                       -------       -------            -----

Equity (deficit), December 31, 1997   $ (96,935)  $  6,929,592     $  6,832,657

Net loss for the nine months ended
  September 30, 1998                     (8,186)      (810,402)        (818,588)
                                      ---------      ---------        ---------
Equity (deficit), September 30, 1998  $(105,121)  $  6,119,190     $  6,014,069
                                      =========      =========        =========




For the Nine Months Ended September 30, 1997
--------------------------------------------
                                       General       Limited
                                       Partner       Partner            Total
                                       -------       -------            -----
Equity (deficit), December 31, 1996   $ (82,529)  $  8,355,761     $  8,273,232

Net loss for the nine months ended
  September 30, 1997                    (10,513)    (1,040,769)      (1,051,282)
                                      ---------      ---------        ---------
Equity (deficit), September 30, 1997  $ (93,042)  $  7,314,992     $  7,221,950
                                      =========      =========        =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC California Housing Tax Credits II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1998

                                                   1998                  1997
                                                   ----                  ----
Cash flows used in operating activities:
 Net loss                                    $     (818,588)    $  (1,051,282)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships           608,800           830,400
   Amortization                                      39,921            41,127
   Asset management fee                             157,563            82,563
   (Increase) Decrease in other assets                    -             9,755
   Decrease in accrued fees and expense due
    to general partner and affiliates                (5,099)           (3,166)
                                                   --------          --------
  Net cash used in operating activities             (17,403)          (90,603)
                                                   --------          --------

Cash flows provided by (used in) investing activities:
 Investments in limited partnerships                      -           (74,006)
 Distribution from limited partnerships               5,106            20,899
                                                   --------          --------
 Net cash provided by (used in) investing activities: 5,106           (53,107)
                                                   --------          --------



Net decrease in cash and cash equivalents           (12,297)         (143,710)
Cash and cash equivalents, beginning of period      377,378           517,151
                                                   --------          --------
Cash and cash equivalent, end of period        $    365,081     $     373,441
                                                   ========          ========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the nine months then ended.

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

                               September 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all certificates of deposit with an original maturity of three months or less as cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

The Partnership had acquired limited partnership interests in fifteen local limited partnerships at September 30, 1998 and December 31, 1997. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships.

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At September 30, 1998 three of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in local limited partnerships as of September 30, 1998 and December 31, 1997.

                                              1998                   1997
                                              ----                   ----
  Investment balance,
    beginning of period                 $  7,291,595          $  8,447,282
  Investments in limited partnerships                               75,526
  Equity in loss of limited
    partnership                             (608,800)           (1,155,586)
  Distributions                               (5,106)              (22,399)
  Amortization of capitalized
    acquisition costs                        (39,921)              (53,228)
                                         -----------           -----------
  Investment balance,
    end of period                       $  6,637,768          $  7,291,595
                                         ===========           ===========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1998


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected operating information from the combined financial statements of the local limited partnerships for the nine months ended September 30, 1998 and 1997 is as follows:

                                            1998                 1997
                                            ----                 ----

  Total revenue                      $     2,266,000     $       2,318,000
                                           ---------             ---------

  Operating expense exclusive of
    interest and depreciation              1,587,000             1,539,000
  Interest expense                           683,000               640,000
  Depreciation                               973,000               979,000
                                           ---------             ---------
  Total expenses                           3,243,000             3,158,000
                                           ---------             ---------
  Net loss                           $      (977,000)    $        (840,000)
                                           =========             =========
  Net loss allocable to the
    Partnership                      $      (608,800)    $        (830,400)
                                           =========             =========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. A fee of $157,563 was incurred for each nine month period ended September 30, 1998 and 1997, respectively.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                        September 30,       December 31,
                                            1998                1997
                                            ----                ----

Asset management fee payable             $  992,426            $  834,863
 Due to (from) an affiliate for
 reimbursement (over) reimbursement
 for expenses                                (3,646)                1,453
                                           --------              --------
                                         $  988,780            $  836,316
                                           ========              ========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1998



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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $12,300 for the nine months ended September 30, 1998. This decrease in cash was due to the Partnership's operating activities, offset by cash provided by investing activities consisting of distribution from limited partnerships of approximately $5,100. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

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

Results of Operations
---------------------

As of September 30, 1998 the Partnership has acquired 15 local limited partnership interests. Each of the 15 apartment complexes owned by such local limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All of these had completed construction of their apartment complex as of September 30, 1998.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $818,600 and $1,051,200 the nine months ended September 30, 1998 and 1997, respectively. The components items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

Date: November 11, 1998

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul           Vice-President-Finance

Date: November 11, 1998