Form 10-K/A
period 1998-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1999-06-18
CIK 869660

FORM 10-K/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliayes of the registrant.

                                  INAPPLICABLE


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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits II, L.P. ("CHTC" or the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 13, 1990. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and in certain cases, California income tax credits ("Low Income Housing Credit").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on January 22, 1991, the Partnership commenced a public offering of 20,000 units of limited partnership interest ("Units") at a price of $1,000 per Unit. As of the close of the public offering on January 21, 1993, a total of 17,726 Units representing $17,726,000 had been sold. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by the Supplements thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and twelve of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of December 31, 1998 and for the periods indicated:



                                     ----------------------------------------------------------------------------------------------
                                                                          As of December 31, 1998
                                     ----------------------------------------------------------------------------------------------

                                                                         Partnership's
                                                                             Total        Amount of       Estimated    Encumbrances
                                      General        Number              Investment in    Investment      Low Income    of Local
 Partnership Name           Location  Partner Name   of Units Occupancy  Local Limited    Paid to Date    Housing        Limited
                                                                         Partnerships                     Credits      Partnerships

 -----------------------------------------------------------------------------------------------------------------------------------

 601 Main Street            Stockton,   Daniels C.
 Investors, a California    California  Louge           165     96%      $1,656,000        $1,656,000     $4,080,000    $4,011,000
 limited partnership

 ADI Development Partners,  Delhi,      Anthony Donovan
 a California limited       California                   31    100%         699,000           699,000      1,757,000     1,226,000
 partnership

 Bayless Garden Apartments  Red Bluff,  Douglas W.
 Investors, a California    California  Young            46     91%       1,110,000         1,110,000      2,741,000     1,291,000
 limited partnership

 Blackberry Oaks, Ltd., a   Lodi,       Bonita Homes
 California limited         California  Incorporated     42    100%         463,000           463,000      1,063,000     1,934,000
 partnership

 Jacob's Square, a          Exeter,     Philip R.
 California limited         California  Hammond, Jr.
 partnership                            and Diane M.
                                        Hammond          45     91%       1,324,000         1,324,000      2,933,000     1,717,000


 Mecca Apartments II, a     Mecca,      Sam Jack, Jr.
 California limited         California  and Sam Jack
 partnership                            and Associates   60     98%       2,200,000         2,200,000      5,183,000     2,519,000


 Nevada Meadows, a          Grass       Thomas G.
 California limited         Valley,     Larson,
 partnership                California  William H.
                                        Larson and       34     97%         459,000           459,000      1,030,000     1,940,000
                                        Raymond L.
                                        Tetzlaff

 Northwest Tulare           Ivanhoe,    Philip R.
 Associates, a California   California  Hammond, Jr.
 limited partnership                    and Diane M.
                                        Hammond          54     74%       1,226,000         1,226,000      2,950,000     1,787,000

 Orland Associates, a       Orland,     Richard E.
 California limited         California  Huffman and
 partnership                            Robert A. Ginno  40    100%         432,000           432,000        972,000     1,718,000





                                     ----------------------------------------------------------------------------------------------
                                                                          As of December 31, 1998
                                     ----------------------------------------------------------------------------------------------

                                                                         Partnership's
                                                                             Total        Amount of       Estimated    Encumbrances
                                      General        Number              Investment in    Investment      Low Income    of Local
 Partnership Name           Location  Partner Name   of Units Occupancy  Local Limited    Paid to Date    Housing        Limited
                                                                         Partnerships                     Credits      Partnerships

 -----------------------------------------------------------------------------------------------------------------------------------

 Pine Gate Limited          Ahoskie,    Regency
 Partnership                California  Investment
                                        Associates,
                                        Inc., Boyd
                                        Management,
                                        Inc. and
                                        Gordon L.        56    98%         272,000          272,000        611,000       1,458,000
                                        Blackwell

 Silver Birch Associates    Huron,      Philip R.
                            California  Hammond, Jr.
                                        and Diane M.
                                        Hammond          35    91%         378,000                       1,131,000       1,347,000
                                                                                            378,000

 Twin Pines Apartments      Groveland,  Donald S.
 Associates                 California  Kavanagh and
                                        John N. Brezzo   39    79%       1,278,000        1,278,000      3,055,000       1,789,000


 Ukiah Terrace              Ukiah,      Thomas G.
                            California  Larson,
                                        William H.
                                        Larson and       41    98%         349,000          349,000        825,000       1,779,000
                                        Raymond L.
                                        Tetzlaff

 Woodlake Garden Apartments Woodlake,   David J.
                            California  Michael and
                                        Pamela J.        48    98%         548,000          548,000      1,374,000       1,943,000
                                        Michael

 Yucca-Warren Vista         Joshua      WNC &
 Associates                 Tree,       Associates,
                            California  Inc.             50    96%         520,000          520,000      1,251,000       2,167,000
                                                        ---    ---        --------         --------     ----------      ----------


                                                        786    94%     $12,914,000      $12,914,000    $30,956,000     $28,626,000
                                                       ====    ===     ===========      ===========    ===========     ===========


                     --------------------------------------
                      For the year ended December 31, 1998
                     --------------------------------------

                                                                   Low Income
                                                                   Housing
                                                                   Credits
Partnership Name              Rental Income         Net Loss       Allocated to
                                                                   Partnership
--------------------------------------------------------------  ----------------
--------------------------------------------------------------  ----------------

601 Main Street Investors        $366,000          (353,000)          99%


ADI Development Partners          119,000           (44,000)          90%

Bayless Garden Apartments         168,000           (99,000)          99%
Investors

Blackberry Oaks, Ltd              206,000           (17,000)          99%

Jacob's Square                    183,000          (109,000)          99%


Mecca Apartments II               252,000          (164,000)          99%

Nevada Meadows                    192,000           (20,000)          99%


Northwest Tulare Associates       183,000          (117,000)          99%

Orland Associates                 187,000           (21,000)          99%

Pine Gate Limited Partnership     225,000            (6,000)          99%

Silver Birch Associates           129,000           (36,000)          99%

Twin Pines Apartments              95,000          (263,000)          99%
Associates

Ukiah Terrace                     179,000           (54,000)          99%

Woodlake Garden Apartments        181,000           (52,000)          95%

Yucca-Warren Vista
Associates, Ltd                   214,000           (39,000)          99%
                                 --------           --------

                              $ 2,879,000      $ (1,394,000)
                              ===========      ============

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At December 31, 1998, there were 1,249 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:

                      1998          1997         1996          1995        1994
                      ----          ----         ----          ----        ----
ASSETS
Cash and cash
 equivalents        379,754       377,378     517,151    1,113,575    1,692,560
Investments in
 limited
 partnerships,
 net              6,439,942     7,291,595   8,447,282    9,640,622   11,178,031
Other assets              -             -      12,492       34,288        5,919
                  ---------     ---------   ---------    ---------   ----------

                 $6,819,696    $7,668,973  $8,976,925  $10,788,485  $12,876,510
                 ==========    ==========  ==========  ===========  ===========

LIABILITIES
Payable to
 limited
 partnerships    $       -     $        -    $      -    $  555,000  $  967,593
Accrued fees
 and expenses
 due to general
 partner and
 affiliates      1,044,307        836,316     703,693       566,653     408,571

PARTNERS'
 EQUITY          5,775,389      6,832,657   8,273,232     9,666,832  11,500,346
                ----------     ----------  ----------    ----------  ----------

                $6,819,696     $7,668,973  $8,976,925   $10,788,485 $12,876,510
                ==========     ==========  ==========   =========== ===========

Selected results of operations, cash flows and other information for the Partnership is as follows for the years ended December 31:

                 1998           1997           1996           1995         1994
                 ----           ----           ----           ----         ----
Loss from
 operations    $ (274,539) $  (284,989)  $ (264,807)  $  (253,862)  $ (342,010)
Equity in
 loss from
 limited
 partnerships    (782,729)  (1,155,586)  (1,128,793)   (1,579,652)  (1,194,095)
              -----------  -----------  -----------   -----------  -----------
Net loss      $(1,057,268) $(1,440,575) $(1,393,600) $ (1,833,514) $(1,536,105)
              ===========  ===========  ===========   ===========  ===========

Net loss
 allocated to:
 General
 partner          (10,573)     (14,406)     (13,936)      (18,335)     (15,361)
              ===========  ===========  ===========   ===========  ===========
 Limited
 partners      (1,046,695)  (1,426,169)  (1,379,664)   (1,815,179)  (1,520,744)
              ===========  ===========  ===========   ===========  ===========
Net loss per
 limited
  partner unit     (59.05)      (80.46)      (77.83)      (102.40)      (85.79)
                  =======      =======      =======      ========      =======
Outstanding weighted
 limited partner
 units             17,726       17,726       17,726        17,726       17,726
                  =======      =======      =======       =======      =======

                 1998           1997           1996           1995         1994
                 ----           ----           ----           ----         ----
Net cash provided
 by (used in):
  Operating
   activities    $(13,320)     (95,215)     (46,174)      (68,921)      42,033
  Investing
   activities      15,696      (44,558)    (550,250)     (510,064)  (2,299,805)
                  -------     --------    ---------     ---------  -----------
Net change in cash and
 cash equivalents   2,376     (139,773)    (596,424)     (578,985)  (2,257,772)
Cash and cash
 equivalents,
 beginning of
 period           377,378      517,151    1,113,575     1,692,560    3,950,332
                 --------     --------    ---------     ---------    ---------
Cash and cash
 equivalents, end of
 period           379,754      377,378      517,151     1,113,575    1,692,560
                 ========     ========     ========     =========    =========

Low Income Housing Credit per limited partner unit was as follows for the year ended December 31:

                 1998           1997           1996           1995         1994
                 ----           ----           ----           ----         ----
 Federal     $    117       $    117       $   116        $   108       $    85
 State              9             27             37             98          109
                =====          =====          =====          =====        =====
 Total       $    126       $    144       $    153       $    206      $   194
                =====          =====          =====          =====        =====

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $380,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $6,440,000. Liabilities at December 31, 1998 primarily consisted of $1,044,000 of accrued annual management fees due to the General Partners.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(1,057,000), reflecting a decrease of $384,000 from the net loss experienced in 1997. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(783,000) in 1998 from $(1,156,000) in 1997. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during 1998. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Other operating expenses also fluctuate $(8,000) to $(10,000) per year, depending on the needs of the Partnership.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(1,441,000), reflecting an increase of $(47,000) from the net loss experienced in 1996. The increase in net loss is primarily due to a $(27,000) increase in recognized losses from limited partnerships and an $(11,000) decline in interest income commensurate with a decline in cash available for investment. Other operating expenses also fluctuate $(8,000) to $(10,000) per year, depending on the needs of the Partnership.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The net decrease in cash used in operating activities of $82,000 was primarily due to an increase in the deferral of fees and expenses due to the General Partner and affiliates. Net cash provided by investing activities increased to $16,000 in 1998 compared to a use of $(45,000) in 1997 primarily as a result of the Partnership making its final, scheduled capital contributions to Local Limited Partnerships in 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The net change in cash and cash equivalents declined to a net use of cash of $(140,000) in 1997 compared to $(596,000) in 1996. The decline in cash uses is primarily as a result of the Partnership making its final, scheduled capital contributions to Local Limited Partnerships in 1997, net of recovery of certain loans made to the Local Limited Partnerships.

During 1998 accrued payables, which consist of related party management fees due to the General Partner, increased by $208,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future forseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Year 2000 Issue

The General Partner has assessed the Partnership's exposure to date sensitive computer systems that may not be operative subsequent to 1999. As a result of this assessment, the General Partner has executed a plan to minimize the Partnership's exposure to financial loss and/or disruption of normal business operations that may occur as a result of Year 2000 non-compliant computer systems.

Business Computer Systems

These systems include both computer hardware and software applications relating to operations such as financial reporting. The Partnership does not maintain its own systems and thus utilizes the computer systems of the General Partner. The General Partner developed a compliance plan for each of its business computer systems, with particular attention given to critical systems. The General Partner contracted with an outside vendor to evaluate, test and repair such systems. The assessment consisted of determining the compliance with Year 2000 of critical computer hardware and software. Incidences of non-compliance were found with respect to computer software applications and were corrected. The vendor found no instances of non-compliance with respect to computer hardware. The amount expended and to be expended by the General Partner is nominal.

The Local General Partners or property managers maintain the business computer systems that relate to the operations of the Local Limited Partnerships. The General Partner is in the process of obtaining completed questionnaires from such Local General Partners and property management companies to assess their respective Year 2000 readiness. The General Partner intends to identify those Local General Partners and property management companies that have systems critical to the operations of the Local Limited Partnerships that are not Year 2000 compliant. For those Local General Partners and property management companies which have business computer systems which will not be Year 2000 compliant prior to the Year 2000 and where the lack of such compliance is determined to have a potential material effect on the Partnership's financial condition and results of operations, the General Partner intends to develop contingency plans which may include changing property management companies.

Outside Vendors

The General Partner has obtained assurances from its suppliers of electrical power and banking and telecommunication services that their critical systems are all Year 2000 compliant. There exists, however, inherent uncertainty that all systems of outside vendors or other third parties on which the General Partner, and thus the Partnership, and the Local General Partners and property management companies, and thus the Local Limited Partnerships rely will be Year 2000 compliant. Therefore, the Partnership remains susceptible to the consequences of third party critical computer systems being non-compliant.

Personal Computers

The General Partner has determined that its personal computers and related software critical to the operations of the Partnership are Year 2000 compliant.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits II, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 94% of the total assets of WNC California Housing Tax Credits II, L.P., at December 31, 1998. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                          BDO SEIDMAN, LLP

Orange County, California
April 9, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits II, L.P. ( a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits II, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 95% of the total assets of WNC California Housing Tax Credits II, L.P. at December 31, 1997. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                          CORBIN & WERTZ

Irvine, California
April 1, 1998

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997



                                              1998                1997
                                              ----                ----

ASSETS

Cash and cash equivalents                $     379,754       $     377,378
Investments in limited
 partnerships, net (Note 2)                  6,439,942           7,291,595
                                          ------------        ------------

                                         $   6,819,696       $   7,668,973
                                          ============        ============

LIABILITIES AND PARTNERS' EQUITY
(DEFICIT)

Liabilities:
 Accrued fees and expenses due
  to General Partner and
  affiliates (Note 3)                    $   1,044,307       $     836,316
                                          ------------        ------------

Commitments and contingencies

Partners' equity (deficit):
 General partner                              (107,508)            (96,935)
 Limited partners; (20,000 units
  authorized; 17,726 units issued
  and outstanding at December 31,
  1998 and 1997)                             5,882,897           6,929,592
                                          ------------        ------------

        Total partners' equity               5,775,389           6,832,657
                                          ------------        ------------

                                         $   6,819,696       $   7,668,973
                                          ============        ============


                 See accompanying notes to financial statements
                                       14

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1998, 1997 and 1996



                                     1998            1997            1996
                                     ----            ----            ----

Interest income                 $     16,353    $     13,218    $     24,231
                                 -----------     -----------     -----------

Operating expenses:
 Amortization (Note 2)                53,228          54,445          54,836
 Partnership management
  fees (Note 3)                      210,084         210,084         209,807
 Other                                27,580          33,678          24,395
                                 -----------     -----------     -----------

  Total operating expenses           290,892         298,207         289,038
                                 -----------     -----------     -----------

Loss from operations                (274,539)       (284,989)       (264,807)

Equity in losses from
limited partnerships
 (Note 2)                           (782,729)     (1,155,586)     (1,128,793)
                                 -----------     -----------     -----------

Net loss                        $ (1,057,268)  $  (1,440,575)  $  (1,393,600)
                                  ==========      ==========      ==========

Net loss allocated to:
   General partner              $    (10,573)   $    (14,406)  $     (13,936)
                                  ==========      ==========      ==========

   Limited partners             $ (1,046,695)   $ (1,426,169)  $  (1,379,664)
                                  ==========      ==========      ==========

Net loss per limited
 partner unit                   $     (59.05)   $     (80.46)  $      (77.83)
                                 ===========     ===========    ============

Outstanding weighted
limited partner units                 17,726          17,726          17,726
                                 ===========     ===========     ===========








                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1998, 1997 and 1996



                                    General          Limited
                                    Partner          Partners         Total
                                    -------         --------         -----

Partners' equity (deficit)
at January 1, 1996              $    (68,593)     $  9,735,425    $  9,666,832

Net loss                             (13,936)       (1,379,664)     (1,393,600)
                                     -------        ----------      ----------

Partners' equity (deficit)
at December 31, 1996                 (82,529)        8,355,761       8,273,232

Net loss                             (14,406)       (1,426,169)     (1,440,575)
                                     -------        ----------      ----------

Partners' equity (deficit)
at December 31, 1997                 (96,935)        6,929,592       6,832,657

Net loss                             (10,573)       (1,046,695)     (1,057,268)
                                   ---------       -----------     -----------

Partners' equity (deficit)
at December 31, 1998             $  (107,508)     $  5,882,897    $  5,775,389
                                   =========       ===========     ===========










                 See accompanying notes to financial statements
                                       16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1998, 1997 and 1996

                                    1998            1997            1996
                                    ----            ----            ----

Cash flows from
operating activities:
 Net loss                    $ (1,057,268)   $ (1,440,575)     $ (1,393,600)
 Adjustments to
 reconcile net loss to
 net cash used in
 operating activities:
  Amortization                     53,228          54,445            54,836
  Equity in losses of
   limited partnerships           782,729       1,155,586         1,128,793
  Change in other assets                -           2,706            26,757
  Increase in accrued fees
   and expenses due to
   General Partner and
   affiliates                     207,991         132,623           137,040
                              -----------     -----------       -----------

Net cash used in
 operating activities             (13,320)        (95,215)          (46,174)
                              -----------     -----------       -----------

Cash flows from
investing activities:
 Investments in limited
  partnerships, net                     -         (75,526)         (555,000)
 Distributions from
  limited partnerships             15,696          22,399            11,319
 Change in loans receivable             -           8,569            (6,569)
                              -----------     -----------       -----------

Net cash provided by
(used in) investing activities     15,696         (44,558)         (550,250)
                              -----------     -----------       -----------

Net decrease in cash
and cash equivalents                2,376        (139,773)         (596,424)

Cash and cash equivalents,
beginning of year                 377,378         517,151         1,113,575
                              -----------     -----------       -----------

Cash and cash equivalents,
end of year                  $    379,754    $    377,378    $      517,151
                              ===========     ===========       ===========


SUPPLEMENTAL DISCLOSURE
OF CASH  FLOW INFORMATION:
   Taxes paid                $        800    $        800    $          800
                              ===========     ===========       ===========





                 See accompanying notes to financial statements
                                       17

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits II, L.P. a California Limited Partnership (the "Partnership"), was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper are the general partners of WNC Tax Credit Partners, L.P. and Wilfred N. Cooper Sr., through the Cooper Revocable Trust owns just less then 66.8% of the outstanding stock of WNC.

The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 20,000 units of Limited Partnership Interests at $1,000 per Unit ("Units"). The offering of Units concluded in January 1993 at which time 17,726 Units, representing subscriptions in the amount of $17,726,000, had been accepted. The General Partner has a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

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

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,389,519 as of December 31, 1998 and 1997.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

At December 31, 1998, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing income available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998, the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 786 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses of the Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets as of December 31, 1998 and 1997 are approximately $1,835,000 and $1,328,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses, as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account (see Note 3).

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At December 31, 1998, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, the Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $567,892 have not been recognized. As of December 31, 1998, the aggregate share of net losses not recognized by the Partnership amounted to $720,667.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the years ended December 31:

                                             1998                1997
                                             ----                ----

Investments per balance
 sheet, beginning of year           $   7,291,595       $   8,447,282
Capital contributions paid, net                 -              75,526
Distributions paid                        (15,696)            (22,399)
Equity in losses of
 limited partnerships                    (782,729)         (1,155,586)
Amortization of acquisition
 fees and costs                           (53,228)            (53,228)
                                     ------------        ------------

Investments per balance
 sheet, end of year                 $   6,439,942       $   7,291,595
                                     ============        ============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                               COMBINED CONDENSED BALANCE SHEETS

                                               1998                1997
                                               ----                ----

ASSETS

Buildings and improvements,
 (net of accumulated depreciation
 for 1998 and 1997 of $7,793,000
 and $6,533,000 respectively)         $  31,200,000         $  32,347,000
Land                                      2,465,000             2,465,000
Other assets                              2,656,000             2,627,000
                                      -------------         -------------

                                      $  36,321,000         $  37,439,000
                                       ============          ============

LIABILITIES

Mortgage and construction
 loans payable                        $  28,626,000         $  28,603,000
Other liabilities (including
 due to related parties
 of $582,000 and $536,000
 as of December 31,
 1998 and 1997, respectively)             2,719,000             2,413,000
                                       ------------          ------------
                                         31,345,000            31,016,000
                                       ------------          ------------

PARTNERS' CAPITAL

WNC California Housing
 Tax Credits II, L.P.                     4,605,000             5,964,000
Other partners                              371,000               459,000
                                       ------------          ------------
                                          4,976,000             6,423,000
                                       ------------          ------------

                                      $  36,321,000         $  37,439,000
                                       ============          ============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                 1998              1997               1996
                                 ----              ----               ----

Revenues                   $   3,034,000     $   3,021,000       $   3,081,000
                            ------------      ------------        ------------

Expenses:
 Operating expenses            2,220,000         2,137,000           2,043,000
 Interest expense                924,000           935,000             875,000
 Depreciation and
  amortization                 1,284,000         1,276,000           1,305,000
                            ------------      ------------       -------------

        Total expenses         4,428,000         4,348,000           4,223,000
                            ------------      ------------       -------------

Net loss                   $  (1,394,000)   $  (1,327,000)      $  (1,142,000)
                            ============     ============        ============

Net loss allocable
 to the Partnership        $  (1,351,000)   $  (1,312,000)      $  (1,129,000)
                            ============     ============        ============

Net loss recorded
 by the Partnership        $    (783,000)   $  (1,159,000)      $  (1,129,000)
                            ============     ============        ============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

        Acquisition fees equal to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1998 and 1997, the Partnership incurred acquisition fees of $1,595,340. Accumulated amortization of these capitalized costs was $351,380 and $298,204 at December 31, 1998 and 1997, respectively.

        Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $1,520 which have been included in investments in limited partnerships. Accumulated amortization was insignificant for 1998 and 1997.

        An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $210,084, $210,084 and $209,807 were incurred for 1998, 1997 and 1996, respectively, of which $0, $75,000 and $75,000 were paid in 1998, 1997 and 1996, respectively.

        A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 3 - RELATED PARTY TRANSACTIONS, continued

        An affiliate of the General Partner provides management services for two of the properties in the Local Limited Partnerships. Management fees of $40,513, $4,130 and $0 were earned by the affiliate during 1998, 1997 and 1996, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following at December 31:

                                              1998                1997
                                             -----                ----

Asset management fee payable           $   1,044,947       $     834,863
Reimbursement for expenses
 paid by an affiliate of the
 General Partner                                (640)              1,453
                                        ------------        ------------

                                       $   1,044,307       $     836,316
                                        ============        ============

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - INCOME TAXES

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of directors of WNC & Associates, Inc., the general partner of the Partnership.

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

(a)(2)

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III.

Item 10.  Directors and Executive Officers of the Registrant

Directors of Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

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

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined.
    "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $210,084 were incurred for 1998. The Partnership paid the General Partner or its affiliates $0 of those fees in 1998.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2001, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expense. The Partnership over reimbursed the General Partner or its affiliates for operating expenses of approximately $1,000 during the year ended December 31, 1998.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $22,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

        No person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)  Security Ownership of Management

        Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)     Changes in Control

        The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

        First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial statements included in Part II hereof:

        Report of Independent Certified Public Accountants
        Independent Auditors' Report
        Balance Sheets, December 31, 1998 and 1997
        Statements of Operations for the years ended December 31, 1998, 1997 and 1996
        Statements of Partners' Equity for the years ended December 31, 1998, 1997 and 1996
        Statement of Cash Flows for the years ended December
        31, 1998, 1997 and 1996
        Notes to Financial Statements

(a)(2)  Financial statement schedules included in Part IV hereof:

        Report of Independent Certified Public Accountants on Financial Statement Schedule
        Schedule III - Real Estate Owned by Local Limited
        Partnerships

(b)     Reports on Form 8-K.

1. A Form 8-K dated December 16, 1998 was filed on December 22, 1998 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

(c)     Exhibits.

3.1 Agreement of Limited Partnership dated as of September 13, 1990, included as Exhibit 28.1 to the Form 10-K filed for the year ended December 31, 1992, is hereby incorporated herein as Exhibit 3.1.

10.1 Amended and Restated Agreement of Limited Partnership Orland Associates dated June 15, 1991 filed as exhibit 10.1 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Amended and Restated Agreement of Limited Partnership Ukiah Terrace a California Limited Partnership dated June 15, 1991 filed as exhibit 10.2 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.2.

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

10.8 Amended and Restated Agreement of Limited Partnership of Bayless Garden Apartment Investors dated January 2, 1992 filed as exhibit 10.8 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Third Amended and Restated Agreement of Limited Partnership of Twin Pines Apartment Associates dated January 2, 1992 filed as exhibit 10.9 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.9.

10.10Amended and Restated  Agreement of Limited  Partnership of Blackberry Oaks,
     Ltd. dated January 15, 1992 filed as exhibit 10.10 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.10.

10.11Amended and Restated  Agreement of Limited  Partnership of Mecca Apartments
     II dated  January  15,  1992  filed as  exhibit  10.11 to Form  10-K  dated
     December 31, 1992 is hereby incorporated herein by reference as exhibit 10.11.

10.12Amended and  Restated  Agreement  of Limited  Partnership  of Silver  Birch
     Limited Partnership dated November 23, 1992 filed as exhibit 10.12 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.12.

10.13Amended and Restated Agreement of Limited Partnership of Jacob's Square dated January 2, 1992 filed as exhibit 10.1 to Form 10-K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 10.13.

10.14Amended and restated  limited  partnership  agreement of Nevada Meadows,  A
     California Limited Partnership as exhibit 10.2 to Form 10-K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 10.14.

21.1 Financial Statements of Mecca Apartments II, for the years ended December 31, 1998 and 1997 together with auditors report thereon; a significant subsidiary of the Partnership.

 (d) Financial statement schedule follows, as set forth in subsection (a)(2) hereof.

               Report of Independent Certified Public Accountants
                        on Financial Statement Schedule



To the Partners
California Housing Tax Credits II, L.P.


The audit referred to in our report dated April 9, 1999, relating to the 1998 financial statements of WNC California Housing Tax Credits II, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.



                                              BDO SEIDMAN, LLP


Orange County, California
April 9, 1999

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships


                  -----------------------------------------------------------------------------------------------------------------
                                                    As of December 31, 1998
                  -----------------------------------------------------------------------------------------------------------------

                                              Total                              Encumbrances of
                                              Investment in      Amount of       Local Limited    Property   Accumulated   Net Book
Partnership Name              Location        Local Limited      Investment      Partnerships       and      Depreciation   Value
                                              Partnerships       Paid to Date                     Equipment
-----------------------------------------------------------------------------------------------------------------------------------


601 Main Street Investors     Stockton,
                              California     $  1,656,000    $  1,656,000     $  4,011,000  $  5,553,000   $  1,294,000 $ 4,259,000


ADI Development Partners      Delhi,
                              California          699,000         699,000        1,226,000     1,898,000        348,000   1,550,000

Bayless Garden Apartments     Red Bluff,
Investors                     California        1,110,000       1,110,000        1,291,000     2,560,000        655,000   1,905,000

Blackberry Oaks, Ltd          Lodi,
                              California          463,000         463,000        1,934,000     2,419,000        344,000   2,075,000

Jacob's Square                Exeter,
                              California        1,324,000       1,324,000        1,717,000     2,860,000        497,000   2,363,000

Mecca Apartments II           Mecca,
                              California        2,200,000       2,200,000        2,519,000     4,361,000        436,000   3,925,000

Nevada Meadows                Grass
                              Valley,             459,000         459,000        1,940,000     2,593,000        292,000   2,301,000
                              California

Northwest Tulare Associates   Ivanhoe,
                              California        1,226,000       1,226,000        1,787,000     2,952,000        754,000   2,198,000

Orland Associates             Orland,
                              California          432,000         432,000        1,718,000     2,246,000        371,000   1,875,000

Pine Gate Limited Partnership Ahoskie,
                              California          272,000         272,000        1,458,000     1,801,000        204,000   1,597,000



WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships

                  -----------------------------------------------------------------------------------------------------------------
                                                    As of December 31, 1998
                  -----------------------------------------------------------------------------------------------------------------

                                              Total                              Encumbrances of
                                              Investment in      Amount of       Local Limited    Property   Accumulated   Net Book
Partnership Name              Location        Local Limited      Investment      Partnerships       and      Depreciation   Value
                                              Partnerships       Paid to Date                     Equipment
-----------------------------------------------------------------------------------------------------------------------------------


Silver Birch Associates       Huron,
                              California       378,000           378,000        1,347,000      1,714,000       368,000   1,346,000

Twin Pines Apartments
Associates                    Groveland,
                              California     1,278,000         1,278,000        1,789,000      3,285,000       812,000   2,473,000

Ukiah Terrace                 Ukiah,
                              California       349,000           349,000        1,779,000      2,280,000       596,000   1,684,000

Woodlake Garden Apartments    Woodlake,
                              California       548,000           548,000        1,943,000      2,423,000       412,000   2,011,000

Yucca-Warren Vista
Associates                    Joshua
                              Tree,
                              California       520,000           520,000        2,167,000      2,513,000       410,000   2,103,000
                                            ----------        ----------        ---------      ---------     ---------   ---------

                                         $  12,914,000     $  12,914,000    $  28,626,000   $ 41,458,000   $ 7,793,000 $33,665,000
                                            ==========        ==========       ==========     ==========     =========  ==========


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships



                                     ----------------------------------------------------------------------------------------------
                                                                     For the year ended December 31, 1998
                                     ----------------------------------------------------------------------------------------------

Partnership Name                       Rental Income        Net Loss       Year          Status        Estimated Useful
                                                                           Investment                  Life  (Years)
                                                                           Acquired
-----------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors              $  366,000       $  (353,000)         1991         Completed          39


ADI Development Partners                  119,000           (44,000)         1991         Completed          40


Bayless Garden Apartments Investors       168,000           (99,000)         1992         Completed          27.5


Blackberry Oaks, Ltd.                     206,000           (17,000)         1992         Completed          40


Jacob's Square                            183,000          (109,000)         1993         Completed          27.5


Mecca Apartments II                       252,000          (164,000)         1993         Completed          40


Nevada Meadows                            192,000           (20,000)         1993         Completed          40


Northwest Tulare Associates               183,000          (117,000)         1991         Completed          27.5


Orland Associates                         187,000           (21,000)         1991         Completed          40


Pine Gate Limited Partnership             225,000            (6,000)         1994         Completed          50


Silver Birch Associates                   129,000           (36,000)         1992         Completed          27.5


Twin Pines Apartments Associates           95,000          (263,000)         1991         Completed          27.5


Ukiah Terrace                             179,000           (54,000)         1991         Completed          27.5


Woodlake Garden Apartments                181,000           (52,000)         1991         Completed          40


Yucca-Warren Vista Associates, Ltd.       214,000           (39,000)         1991         Completed          50
                                     ------------      ------------


                                    $   2,879,000     $   (1,394,000)
                                     ============      =============


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner

By:  WNC & Associates, Inc., General Partner


By:  /s/ John B. Lester, Jr.
John B. Lester, Jr.,
President of WNC & Associates, Inc.

Date: June 11, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: June 11, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 11, 1999


By: /s/ John B. Lester, Jr.
John B. Lester, Jr.,
Director of WNC & Associates, Inc.

Date: June 11, 1999


By:  /s/ David N. Shafer
David N Shafer,
Director of WNC & Associates, Inc.

Date: June 11, 1999
                                       35