Form 10-K
period 1999-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1999-07-30
CIK 869660

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended ______________

                                       OR

    X  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits II, L.P. ("CHTC" or the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 13, 1990. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low Income Housing Credit").

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by the Supplements thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 1999, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and twelve of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates indicated:


                                                  --------------------------------  ------------------------------------------------
                                                       As of March 31, 1999                       As of December 31, 1998
                                                  --------------------------------  ------------------------------------------------

                                                       Partnership's                                       Estimated    Encumbrances
                                                     Total Investment  Amount of                           Low Income    of Local
                                  General Partner    in Local Limited  Investment   Number of    Occu-     Housing       Limited
Partnership Name  Location            Name             Partnerships    Paid to Date   Units      pancy     Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street   Stockton,       Daniels C. Louge  $  1,656,000    $  1,656,000       165        96%    $  4,080,000   $  4,011,000
Investors         California

ADI Development   Delhi,          Anthony Donovan        699,000         699,000        31       100%       1,757,000      1,226,000
Partners          California

Bayless Garden    Red Bluff,      Douglas W. Young     1,110,000       1,110,000        46        91%       2,741,000      1,291,000
Apartments        California
Investors

Blackberry        Lodi,           Bonita Homes
Oaks, Ltd         California      Incorporated           463,000         463,000        42       100%       1,063,000      1,934,000

Jacob's Square    Exeter,         Philip R. Hammond,
                  California      Jr. and Diane M.
                                  Hammond              1,324,000       1,324,000        45        91%       2,933,000      1,717,000

Mecca             Mecca,          Sam Jack, Jr. and
Apartments II     California      Sam Jack and
                                  Associates           2,200,000       2,200,000        60        98%       5,183,000      2,519,000

Nevada Meadows    Grass Valley,   Thomas G. Larson,
                  California      William H. Larson
                                  and Raymond L.
                                  Tetzlaff               459,000         459,000        34        97%       1,030,000      1,940,000

Northwest Tulare  Ivanhoe,        Philip R. Hammond,
Associates        California      Jr. and Diane M.
                                  Hammond              1,226,000       1,226,000        54        74%       2,950,000      1,787,000

Orland            Orland,         Richard E. Huffman
Associates        California      and Robert A. Ginno    432,000         432,000        40       100%         972,000      1,718,000




                                                  --------------------------------  ------------------------------------------------
                                                       As of March 31, 1999                       As of December 31, 1998
                                                  --------------------------------  ------------------------------------------------

                                                       Partnership's                                       Estimated    Encumbrances
                                                     Total Investment  Amount of                           Low Income    of Local
                                  General Partner    in Local Limited  Investment   Number of    Occu-     Housing       Limited
Partnership Name  Location            Name             Partnerships    Paid to Date   Units      pancy     Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Pine Gate         Ahoskie,        Regency Investment
Limited           California      Associates, Inc.,
Partnership                       Boyd Management,
                                  Inc. and Gordon L.
                                  Blackwell              272,000         272,000        56        98%         611,000      1,458,000

Silver Birch      Huron,          Philip R. Hammond,
Associates        California      Jr. and Diane M.
                                  Hammond                378,000         378,000        35        91%       1,131,000      1,347,000

Twin Pines        Groveland,      Donald S. Kavanagh
Apartments        California      and John N. Brezzo   1,278,000       1,278,000        39        79%       3,055,000      1,789,000
Associates

Ukiah Terrace     Ukiah,          Thomas G. Larson,
                  California      William H. Larson
                                  and Raymond L.
                                  Tetzlaff               349,000         349,000        41        98%         825,000      1,779,000

Woodlake Garden   Woodlake,       David J. Michael
Apartments        California      and Pamela J.
                                  Michael                548,000         548,000        48        98%       1,374,000      1,943,000

Yucca-Warren      Joshua Tree,    WNC & Associates,
Vista             California      Inc.                   520,000         520,000        50        96%       1,251,000      2,167,000
Associates                                             ---------      ----------      ----       ----      ----------     ----------
                                                    $ 12,914,000    $ 12,914,000       786        94%    $ 30,956,000   $ 28,626,000
                                                      ==========      ==========      ====       ====      ==========     ==========



                                      ------------------------------------------
                                          For the year ended December 31, 1998
                                      ------------------------------------------

                                                                   Low Income
                                                                 Housing Credits
                                           Rental         Net     Allocated to
Partnership Name                           Income         Loss    Partnership
--------------------------------------------------------------------------------

601 Main Street Investors              $   366,000  $   (353,000)      99%

ADI Development Partners                   119,000       (44,000)      90%

Bayless Garden Apartments Investors        168,000       (99,000)      99%

Blackberry Oaks, Ltd                       206,000       (17,000)      99%

Jacob's Square                             183,000      (109,000)      99%

Mecca Apartments II                        252,000      (164,000)      99%

Nevada Meadows                             192,000       (20,000)      99%

Northwest Tulare Associates                183,000      (117,000)      99%

Orland Associates                          187,000       (21,000)      99%

Pine Gate Limited Partnership              225,000        (6,000)      99%

Silver Birch Associates                    129,000       (36,000)      99%

Twin Pines Apartments Associates            95,000      (263,000)      99%

Ukiah Terrace                              179,000       (54,000)      99%

Woodlake Garden Apartments                 181,000       (52,000)      95%

Yucca-Warren Vista Associates, Ltd         214,000       (39,000)      99%
                                         ---------    ----------
                                       $ 2,879,000  $ (1,394,000)
                                         =========    ==========

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

(b)  At March 31, 1999, there were 1,272 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the three months ended March 31, 1999.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:

                                 March 31                                      December 31
                         -------------------------  --------------------------------------------------------------

                               1999         1998         1998         1997         1996         1995         1994
                               ----         ----         ----         ----         ----         ----         ----
                                      (Unaudited)
ASSETS
Cash and cash
  equivalents          $    364,853 $    379,515 $    379,754 $    377,378 $    517,151 $  1,113,575 $  1,692,560
Investments in
  limited
  partnerships, net       6,240,560    7,033,082    6,439,942    7,291,595    8,447,282    9,460,622   11,178,031
Other assets                      -        1,183            -            -       12,492       34,288        5,919
                          ---------    ---------    ---------    ---------    ---------   ----------   ----------
                       $  6,605,413 $  7,413,780 $  6,819,696 $  7,668,973 $  8,976,925 $ 10,788,485 $ 12,876,510
                          =========    =========    =========    =========    =========   ==========   ==========
LIABILITIES
Payable to limited
  partnerships         $          - $          - $          - $          - $          - $    555,000 $    967,593
Accrued fees and
  expenses due to
  general partner and
  affiliates              1,077,385      887,884    1,044,307      836,316      703,693      566,653      408,571

PARTNERS' EQUITY          5,528,028    6,525,896    5,775,389    6,832,657    8,273,232    9,666,832   11,500,346
                          ---------    ---------    ---------    ---------    ---------   ----------   ----------
                       $  6,605,413 $  7,413,780 $  6,819,696 $  7,668,973 $  8,976,925 $ 10,788,485 $ 12,876,510
                          =========    =========    =========    =========    =========   ==========   ==========

Selected results of operations, cash flows and other information for the Partnership is as follows:

                           For the Three Months                          For the Years Ended
                              Ended March 31                                 December 31
                          ------------------------  -------------------------------------------------------------------
                               1999          1998         1998          1997           1996          1995          1994
                               ----          ----         ----          ----           ----          ----          ----
                                         (Unaudited)
Loss from operations    $   (68,998)  $   (65,161) $  (274,539) $   (284,989)  $   (264,807)  $  (253,862) $   (342,010)

Equity in loss from
  limited partnerships     (178,363)     (241,600)    (782,729)   (1,155,586)    (1,128,793)   (1,579,652)   (1,194,095)
                           --------      --------    ---------    -----------    ----------    ----------    ----------
Net loss                $  (247,361)  $  (306,761) $(1,057,268) $ (1,440,575)  $ (1,393,600)  $(1,833,514) $ (1,536,105)
                           ========      ========    =========    ==========     ==========    ==========    ==========
Net loss allocated to:
   General partner      $    (2,474)  $    (3,068) $   (10,573) $    (14,406)  $    (13,936)  $   (18,335) $    (15,361)
                           ========      ========    =========    ==========     ==========    ==========    ==========
   Limited partners     $  (244,887)  $  (303,693) $(1,046,695) $ (1,426,169)  $ (1,379,664)  $(1,815,179) $ (1,520,744)
                           ========      ========    =========    ==========     ==========    ==========    ==========
Net loss per limited
  partner unit          $    (13.82)  $    (17.13) $    (59.05) $     (80.46)  $     (77.83)  $   (102.40) $     (85.79)
                           ========      ========    =========    ==========     ==========    ==========    ==========
Outstanding weighted
  limited partner
  units                      17,726        17,726       17,726        17,726         17,726        17,726        17,726
                           ========      ========    =========    ==========     ==========    ==========    ==========

                           For the Three Months                           For the Years Ended
                              Ended March 31                                  December 31
                          ------------------------  -------------------------------------------------------------------

                               1999          1998         1998          1997           1996          1995          1994
                               ----          ----         ----          ----           ----          ----          ----
                                         (Unaudited)
Net cash provided by
 (used in):
 Operating activities   $   (22,613) $     (1,469)$    (13,320)  $   (95,215)   $   (46,174)  $   (68,921)  $    42,033
 Investing activities         7,712         3,606       15,696       (44,558)      (550,250)     (510,064)   (2,299,805)
                           --------      --------    ---------   -----------     ----------    ----------    ----------
Net change in cash
  and cash equivalents      (14,901)        2,137        2,376      (139,773)      (596,424)     (578,985)   (2,257,772)

Cash and cash
  equivalents,
  beginning of period       379,754       377,378      377,378       517,151      1,113,575     1,692,560     3,950,332
                           --------      --------    ---------   -----------     ----------    ----------    ----------
Cash and cash
  equivalents, end of
  period                $   364,853  $    379,515 $    379,754  $    377,378   $    517,151  $  1,113,575     1,692,560
                           ========      ========    =========    ==========     ==========    ==========    ==========

Low Income Housing Credit per limited partner unit was as follows for the years ended December 31:

                                          1998               1997               1996             1995              1994
                                          ----               ----               ----             ----              ----
 Federal                            $      117         $      117        $       116     $        108      $         85
 State                                       9                 27                 37               98               109
                                      --------           --------          ---------       ----------        ----------
 Total                              $      126         $      144        $       153     $        206      $        194
                                      ========           ========          =========       ==========        ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 1999 consisted primarily of $364,853 in cash and aggregate investments in the fifteen Local Limited Partnerships of $6,240,560. Liabilities at March 31, 1999 primarily consisted of $1,078,068 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(247,000), reflecting a decrease of $60,000 from the net loss experienced for the three months ended March 31, 1998. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $64,000 to $(178,000) for the three months ended March 31, 1999 from $(242,000) for the three months ended March 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during 1998. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $4,000 to $(69,000) for the three months ended March 31, 1999 from $(65,000) for the three months ended March 31, 1998, due to a comparable increase in operating expense allocations.

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

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net cash used during the three months ended March 31, 1999 was $(15,000), compared to a net increase in cash for the three months ended March 31, 1998 of $2,000. The change was due primarily to an increase in cash paid to the general partner or affiliates of $19,000, and an increase in operating costs paid to third parties of $5,000, partially offset by an increase in distributions received from Local Limited Partnerships of $4,000.

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

During the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist of related party management fees due to the General Partner, increased by $33,000 and $208,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its ultimate general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnership represented 76% of the total assets of the Partnership at March 31, 1999 and December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                        BDO SEIDMAN, LLP

Orange County, California
July 7, 1999

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



                                                       CORBIN & WERTZ

Irvine, California
April 1, 1998

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                              March 31                        December 31
                                                    ------------------------------   ------------------------------

                                                             1999             1998             1998            1997
                                                             ----             ----             ----            ----
                                                                        (Unaudited)

ASSETS

Cash and cash equivalents                         $       364,853   $      379,515    $     379,754   $     377,378
Investments in limited  partnerships,
  net (Note 2)                                          6,240,560        7,033,082        6,439,942       7,291,595
Other assets                                                   -             1,183                -               -
                                                        ---------        ---------        ---------       ---------
                                                  $     6,605,413   $    7,413,780    $   6,819,696   $   7,668,973
                                                        =========        =========        =========       =========
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Accrued  fees  and  expenses  due to  General
     Partner and affiliates (Note 3)              $     1,077,385   $      887,884    $   1,044,307   $     836,316
                                                        ---------        ---------        ---------       ---------
Commitments and contingencies

Partners' equity (deficit):
    General partner                                      (109,982)        (100,003)        (107,508)        (96,935)
    Limited partners  (20,000 units  authorized;
     17,726 units issued and outstanding)               5,638,010        6,625,899        5,882,897       6,929,592
                                                        ---------        ---------        ---------       ---------
      Total partners' equity                            5,528,028        6,525,896        5,775,389       6,832,657
                                                        ---------        ---------        ---------        --------
                                                  $     6,605,413   $    7,413,780    $   6,819,696   $   7,668,973
                                                        =========        =========        =========       =========




                 See accompanying notes to financial statements
                                       15

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                         For the Three Months Ended
                                                  March 31                     For the Years Ended December 31
                                         -----------------------------   -----------------------------------------

                                                1999            1998           1998            1997           1996
                                                ----            ----           ----            ----           ----
                                                            (Unaudited)

Interest income                         $      4,060    $      3,116   $     16,353   $      13,218   $     24,231
                                           ---------      ----------      ---------       ---------      ---------
Operating expenses:
  Amortization (Note 2)                       13,307          13,307         53,228          54,445         54,836
  Asset management fees (Note 3)              52,521          52,521        210,084         210,084        209,807
  Other                                        7,230           2,449         27,580          33,678         24,395
                                           ---------      ----------      ---------       ---------      ---------
    Total operating expenses                  73,058          68,277        290,892         298,207        289,038
                                           ---------      ----------      ---------       ---------      ---------

Loss from operations                         (68,998)        (65,161)      (274,539)       (284,989)      (264,807)

Equity in losses of limited
  partnerships (Note 2)                     (178,363)       (241,600)      (782,729)     (1,155,586)    (1,128,793)
                                           ---------      ----------      ---------       ---------      ---------
Net loss                                $   (247,361)   $   (306,761)  $ (1,057,268)  $  (1,440,575)  $ (1,393,600)
                                           =========      ==========      =========       =========      =========
Net loss allocated to:
  General partner                       $     (2,474)   $     (3,068)  $    (10,573)  $     (14,406)  $    (13,936)
                                           =========      ==========      =========       =========      =========
  Limited partners                      $   (244,887)   $   (303,693)  $ (1,046,695)  $  (1,426,169)  $ (1,379,664)
                                           =========      ==========      =========       =========      =========
Net loss per limited
  partnership unit                      $     (13.82)   $     (17.13)  $     (59.05)  $      (80.46)  $     (77.83)
                                           =========      ==========      =========       =========      =========
Outstanding weighted limited
  partner units                               17,726          17,726         17,726          17,726         17,726
                                           =========      ==========      =========       =========      =========



                 See accompanying notes to financial statements
                                       16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For the Three Months Ended March 31, 1999 and
              For The Years Ended December 31, 1998, 1997 and 1996


                                      General         Limited
                                      Partner         Partners          Total
                                      --------        --------          -----

Partners' equity (deficit)
  at January 1, 1996             $    (68,593)   $   9,735,425    $   9,666,832

Net loss                              (13,936)      (1,379,664)      (1,393,600)
                                    ---------       ----------       ----------
Partners' equity (deficit)
  at December 31, 1996                (82,529)       8,355,761        8,273,232

Net loss                              (14,406)      (1,426,169)      (1,440,575)
                                    ---------       ----------       ----------
Partners' equity (deficit)
  at December 31, 1997                (96,935)       6,929,592        6,832,657

Net loss                              (10,573)      (1,046,695)      (1,057,268)
                                    ---------       ----------       ----------
Partners' equity (deficit)
  at December 31, 1998               (107,508)       5,882,897        5,775,389

Net loss                               (2,474)        (244,887)        (247,361)
                                    ---------       ----------       ----------
Partners' equity (deficit)
  at March 31, 1999               $  (109,982)   $   5,638,010    $   5,528,028
                                    =========       ==========       ==========









                 See accompanying notes to financial statements
                                       17

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                         For the Three Months Ended
                                                  March 31                     For the Years Ended December 31
                                         ----------------------------   -------------------------------------------

                                                1999            1998           1998            1997           1996
                                                ----            ----           ----            ----           ----
                                                            (Unaudited)
Cash flows from operating activities:
   Net loss                             $   (247,361)  $    (306,761)  $ (1,057,268)  $  (1,440,575)  $ (1,393,600)

   Adjustments  to reconcile net loss
     to net cash used in operating
     activities:
       Amortization                           13,307          13,307         53,228          54,445         54,836
       Equity in losses of limited
         partnerships                        178,363         241,600        782,729       1,155,586      1,128,793
       Change in other assets                      -          (1,183)             -           2,706         26,757
       Increase in accrued fees and
         expenses due to General
         Partner and affiliates               33,078          51,568        207,991         132,623        137,040
                                          ----------     -----------     ----------      ----------     ----------

Net cash used in operating activities        (22,613)         (1,469)       (13,320)        (95,215)       (46,174)
                                          ----------     -----------     ----------      ----------     ----------
Cash flows from investing activities:
  Investments in limited
    partnerships, net                              -               -              -         (75,526)      (555,000)
  Distributions from limited
    partnerships                               7,712           3,606         15,696          22,399         11,319
  Change in loans receivable                       -               -              -           8,569         (6,569)
                                          ----------     -----------     ----------      ----------     ----------

Net  cash   provided   by  (used  in)
    investing activities                       7,712           3,606         15,696         (44,558)      (550,250)
                                          ----------     -----------     ----------      ----------     ----------
Net increase (decrease) in cash and
  cash equivalents                           (14,901)          2,137          2,376        (139,773)      (596,424)

Cash and cash equivalents, beginning
  of period                                  379,754         377,378        377,378         517,151      1,113,575
                                          ----------     -----------     ----------      ----------     ----------
Cash and cash equivalents, end of
  period                                $    364,853   $     379,515   $    379,754    $    377,378   $    517,151
                                          ==========     ===========     ==========      ==========     ==========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Taxes paid                         $           -  $            -  $         800   $         800  $         800
                                          ==========     ===========     ==========      ==========     ==========


                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

       For the Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996


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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper are the general partners of WNC Tax Credit Partners, L.P. Wilfred N. Cooper Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

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

The Partnership Agreement authorized the sale of up to 20,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in January 1993 at which time 17,726 Units, representing subscriptions in the amount of $17,726,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For the Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996


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

Losses from limited partnerships for the years ended December 31, 1998, 1997 and 1996 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 and 1998 have been estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For the Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,389,519 at the end of all periods presented.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership had cash equivalents of $363,876, $378,777 and $375,601, respectively.

Concentration of Credit Risk

At March 31, 1999, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For the Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 786 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at December 31, 1998 and 1997 are approximately $1,835,000 and $1,328,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships financial statements. This difference is primarily due to unrecorded losses, as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account.

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

At March 31, 1999, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the three months ended March 31, 1999 amounting to approximately $159,294 have not been recognized. The Partnership's share of losses during the years ended December 31, 1998 and 1997 amounting to approximately $567,892 and $152,775, respectively, have not been recognized. As of March 31, 1999, the aggregate share of net losses not recognized by the Partnership amounted to $879,961.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                         For the Three
                                          Months Ended             For the Years Ended
                                           March 31                   December 31
                                        ---------------    -----------------------------------

                                                  1999               1998                1997
                                                  ----               ----                ----

Investments per balance sheet,
  beginning of period                    $   6,439,942   $      7,291,595    $      8,447,282
Capital contributions paid, net                      -                  -              75,526
Distributions received                          (7,712)           (15,696)            (22,399)
Equity in losses of limited
  partnerships                                (178,363)          (782,729)         (1,155,586)
Amortization of paid acquisition
  fees and costs                               (13,307)           (53,228)            (53,228)
                                            ----------         ----------          ----------
Investments per balance sheet,
  end of period                          $   6,240,560   $      6,439,942    $      7,291,595
                                            ==========         ==========          ==========

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For the Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                        1998             1997
                                                        ----             ----
ASSETS

Buildings and improvements,(net of accumulated
  depreciation for 1998 and 1997 of $7,793,000
  and $6,533,000, respectively)                   $  31,200,000    $  32,347,000
Land                                                  2,465,000        2,465,000
Other assets                                          2,656,000        2,627,000
                                                     ----------       ----------
                                                  $  36,321,000    $  37,439,000
                                                     ==========       ==========

LIABILITIES

Mortgage and construction loans payable           $  28,626,000    $  28,603,000
Other liabilities (including due to related
  parties of $582,000 and $536,000 as of
  December  31, 1998 and 1997, respectively)          2,719,000        2,413,000
                                                     ----------       ----------
                                                     31,345,000       31,016,000
                                                     ----------       ----------
PARTNERS' CAPITAL

WNC California Housing Tax Credits II, L.P            4,605,000        5,964,000
Other partners                                          371,000          459,000
                                                     ----------       ----------
                                                      4,976,000        6,423,000
                                                     ----------       ----------
                                                  $  36,321,000    $  37,439,000
                                                     ==========       ==========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For the Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                      1998             1997            1996
                                      ----             ----            ----
Revenues                        $  3,034,000     $  3,021,000    $  3,081,000
                                  ----------       ----------      ----------
Expenses:
  Operating expenses               2,220,000        2,137,000       2,043,000
  Interest expense                   924,000          935,000         875,000
  Depreciation and
    amortization                   1,284,000        1,276,000       1,305,000
                                  ----------       ----------      ----------
   Total expenses                  4,428,000        4,348,000       4,223,000
                                  ----------       ----------      ----------
Net loss                        $ (1,394,000)    $ (1,327,000)   $ (1,142,000)
                                  ==========       ==========      ==========
Net loss allocable
  to the Partnership            $ (1,351,000)    $ (1,312,000)   $ (1,129,000)
                                  ==========       ==========      ==========
Net loss recorded
  by the Partnership            $   (783,000)    $ (1,159,000)   $ (1,129,000)
                                  ==========       ==========      ==========

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees equal to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,595,340. Accumulated amortization of these capitalized costs was $364,674, $351,380 and $298,204 as of March 31, 1999 and December 31, 1998 and
         1997, respectively.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $1,520 which have been included in investments in limited partnerships. Accumulated amortization was insignificant for the periods presented.

         An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $52,521 were incurred during the three months ended March 31, 1999 and $210,084, $210,084 and $209,807 were incurred for 1998, 1997 and 1996, respectively, of which $19,400 were paid during the three months ended March 31, 1999 and $0, $75,000 and $75,000 were paid in 1998, 1997 and 1996, respectively.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For the Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

          An affiliate of the General Partner provides management services for two of the properties in the Local Limited Partnerships. Management fees were earned by the affiliate in the amount of $7,300 for the three months ended March 31, 1999 and $40,513, $4,130 and $0 during 1998, 1997 and 1996, respectively. In May 1999, the affiliate of the General Partner refunded $14,503 and $2,076 of the management fees related to 1998 and 1997, respectively, in accordance with the Partnership's prospectus.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                     March 31               December 31
                                  -------------   ------------------------------

                                       1999             1998           1997
                                       ----             ----           ----
Reimbursement  for expenses
  paid by the General Partner
  or an affiliate                 $       (683)    $       (640)   $     1,453

Asset management fee payable         1,078,068        1,044,947        834,863
                                     ---------        ---------      ---------

Total                             $  1,077,385     $  1,044,307    $   836,316
                                     =========        =========      =========

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $52,521 and $210,084 were incurred during the three months ended March 31, 1999 and for the year December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $19,400 and $0 of those fees during the three months ended March 31, 1999 and the year December 31, 1998, respectively.

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

(c) Operating Expense. The Partnership over reimbursed the General Partner or its affiliates for operating expenses of approximately $0 and $1,000 during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $22,000 for the General Partner for the year ended December 31, 1998, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended March 31, 1999 or the year ended December 31, 1998.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets,  March 31, 1999  and 1998 (unaudited)  and December 31,
           1998 and 1997
         Statements of Operations  for the three months ended March 31, 1999 and
           1998 (unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Statements  of  Partners'  Equity for  the three months ended March 31,
           1999 and for the years ended December 31, 1998, 1997 and 1996 Statements of Cash Flows for the three months ended March 31, 1999 and
           1998 (unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants  on Financial State-
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the Partnership's change in fiscal year end to March 31. No financial statements were included.

(c)      Exhibits.

3.1 Agreement of Limited Partnership dated as of September 13, 1990, in-cluded as Exhibit 28.1 to the Form 10-K filed for the year ended De-cember 31, 1992, is hereby incorporated herein as Exhibit 3.1.

10.1 Amended and Restated Agreement of Limited Partnership Orland Asso-ciates dated June 15, 1991 filed as exhibit 10.1 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.1.

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

10.7 Amended and Restated Agreement of Limited Partnership of ADI Develop-ment Partners dated January 2, 1992 filed as exhibit 10.7 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.7.

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

10.11 Amended and Restated Agreement of Limited Partnership of Mecca Apart-ments II dated January 15, 1992 filed as exhibit 10.11 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.11.

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

21.1 Financial Statements of Mecca Apartments II, for the years ended De-cember 31, 1998 and 1997 together with auditors report thereon; a significant subsidiary of the Partnership.

(d)      Financial  statement  schedules  follow,  as  set  forth  in subsection
         (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules




To the Partners
California Housing Tax Credits II, L.P.


The audits referred to in our report dated July 7, 1999, relating to the 1999 and 1998 financial statements of WNC California Housing Tax Credits II, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                                      BDO SEIDMAN, LLP


Orange County, California
July 7, 1999

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                         -----------------------------------  ------------------------------------------------------
                                                    As of March 31, 1999                       As of December 31, 1998
                                         -----------------------------------  ------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                              Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated    Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street             Stockton,
Investors                   California     $  1,656,000     $  1,656,000   $  4,011,000    $  5,553,000 $  1,294,000   $  4,259,000

ADI Development             Delhi,
Partners                    California          699,000          699,000      1,226,000       1,898,000      348,000      1,550,000

Bayless Garden              Red Bluff,
Apartments Investors        California        1,110,000        1,110,000      1,291,000       2,560,000      655,000      1,905,000

Blackberry Oaks, Ltd        Lodi,
                            California          463,000          463,000      1,934,000       2,419,000      344,000      2,075,000

Jacob's Square              Exeter,
                            California        1,324,000        1,324,000      1,717,000       2,860,000      497,000      2,363,000

Mecca Apartments II         Mecca,
                            California        2,200,000        2,200,000      2,519,000       4,361,000      436,000      3,925,000

Nevada Meadows              Grass Valley,
                            California          459,000          459,000      1,940,000       2,593,000      292,000      2,301,000

Northwest Tulare            Ivanhoe,
Associates                  California        1,226,000        1,226,000      1,787,000       2,952,000      754,000      2,198,000

Orland Associates           Orland,
                            California          432,000          432,000      1,718,000       2,246,000      371,000      1,875,000

Pine Gate Limited           Ahoskie,
Partnership                 California          272,000          272,000      1,458,000       1,801,000      204,000      1,597,000


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                         -----------------------------------  ------------------------------------------------------
                                                  As of March 31, 1999                        As of December 31, 1998
                                         -----------------------------------  ------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                              Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated    Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch                Huron,
Associates                  California           378,000        378,000       1,347,000       1,714,000      368,000      1,346,000

Twin Pines                  Groveland,
Apartments Associates       California         1,278,000      1,278,000       1,789,000       3,285,000      812,000      2,473,000

Ukiah Terrace               Ukiah,
                            California           349,000        349,000       1,779,000       2,280,000      596,000      1,684,000

Woodlake Garden             Woodlake,
Apartments                  California           548,000        548,000       1,943,000       2,423,000      412,000      2,011,000

Yucca-Warren Vista          Joshua Tree,
Associates                  California           520,000        520,000       2,167,000       2,513,000      410,000      2,103,000
                                              ----------     ----------      ----------      ----------    ---------     ----------

                                           $  12,914,000  $  12,914,000   $  28,626,000   $  41,458,000 $  7,793,000  $  33,665,000
                                              ==========     ==========      ==========      ==========    =========     ==========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          -------------------------------------------------------------------------------------
                                                             For the year ended December 31, 1998
                                          -------------------------------------------------------------------------------------
                                                                                      Year                     Estimated Useful
Partnership Name                           Rental Income         Net Loss      Investment Acquired    Status    Life (Years)
-------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors                     $  366,000     $  (353,000)              1991         Completed          39

ADI Development Partners                         119,000         (44,000)              1991         Completed          40

Bayless Garden Apartments Investors              168,000         (99,000)              1992         Completed        27.5

Blackberry Oaks, Ltd.                            206,000         (17,000)              1992         Completed          40

Jacob's Square                                   183,000        (109,000)              1993         Completed        27.5

Mecca Apartments II                              252,000        (164,000)              1993         Completed          40

Nevada Meadows                                   192,000         (20,000)              1993         Completed          40

Northwest Tulare Associates                      183,000        (117,000)              1991         Completed        27.5

Orland Associates                                187,000         (21,000)              1991         Completed          40

Pine Gate Limited Partnership                    225,000          (6,000)              1994         Completed          50

Silver Birch Associates                          129,000         (36,000)              1992         Completed        27.5

Twin Pines Apartments Associates                  95,000        (263,000)              1991         Completed        27.5

Ukiah Terrace                                    179,000         (54,000)              1991         Completed        27.5

Woodlake Garden Apartments                       181,000         (52,000)              1991         Completed          40

Yucca-Warren Vista Associates, Ltd.              214,000         (39,000)              1991         Completed          50
                                               ---------       ---------
                                           $   2,879,000  $   (1,394,000)
                                               =========       =========

                                       35

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                          ------------------------------------------------------------------------------------------
                                                                              As of December 31, 1998
                                          ------------------------------------------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                              Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated    Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street             Stockton,
Investors                   California     $  1,656,000     $  1,656,000   $  4,011,000    $  5,553,000 $  1,294,000   $  4,259,000

ADI Development             Delhi,
Partners                    California          699,000          699,000      1,226,000       1,898,000      348,000      1,550,000

Bayless Garden              Red Bluff,
Apartments Investors        California        1,110,000        1,110,000      1,291,000       2,560,000      655,000      1,905,000

Blackberry Oaks, Ltd        Lodi,
                            California          463,000          463,000      1,934,000       2,419,000      344,000      2,075,000

Jacob's Square              Exeter,
                            California        1,324,000        1,324,000      1,717,000       2,860,000      497,000      2,363,000

Mecca Apartments II         Mecca,
                            California        2,200,000        2,200,000      2,519,000       4,361,000      436,000      3,925,000

Nevada Meadows              Grass Valley,
                            California          459,000          459,000      1,940,000       2,593,000      292,000      2,301,000

Northwest Tulare            Ivanhoe,
Associates                  California        1,226,000        1,226,000      1,787,000       2,952,000      754,000      2,198,000

Orland Associates           Orland,
                            California          432,000          432,000      1,718,000       2,246,000      371,000      1,875,000

Pine Gate Limited           Ahoskie,
Partnership                 California          272,000          272,000      1,458,000       1,801,000      204,000      1,597,000


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                         -------------------------------------------------------------------------------------------
                                                                           As of December 31, 1998
                                         -------------------------------------------------------------------------------------------
                                          Total Investment     Amount of     Encumbrances of                               Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated    Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch                Huron,
Associates                  California           378,000        378,000       1,347,000       1,714,000      368,000      1,346,000

Twin Pines                  Groveland,
Apartments Associates       California         1,278,000      1,278,000       1,789,000       3,285,000      812,000      2,473,000

Ukiah Terrace               Ukiah,
                            California           349,000        349,000       1,779,000       2,280,000      596,000      1,684,000

Woodlake Garden             Woodlake,
Apartments                  California           548,000        548,000       1,943,000       2,423,000      412,000      2,011,000

Yucca-Warren Vista          Joshua Tree,
Associates                  California           520,000        520,000       2,167,000       2,513,000      410,000      2,103,000
                                              ----------     ----------      ----------      ----------    ---------     ----------

                                           $  12,914,000  $  12,914,000   $  28,626,000   $  41,458,000 $  7,793,000  $  33,665,000
                                              ==========     ==========      ==========      ==========    =========     ==========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                          -------------------------------------------------------------------------------------
                                                             For the year ended December 31, 1998
                                          -------------------------------------------------------------------------------------
                                                                                      Year                     Estimated Useful
Partnership Name                           Rental Income         Net Loss      Investment Acquired    Status    Life (Years)
-------------------------------------------------------------------------------------------------------------------------------
601 Main Street Investors                     $  366,000     $  (353,000)              1991         Completed          39

ADI Development Partners                         119,000         (44,000)              1991         Completed          40

Bayless Garden Apartments Investors              168,000         (99,000)              1992         Completed        27.5

Blackberry Oaks, Ltd.                            206,000         (17,000)              1992         Completed          40

Jacob's Square                                   183,000        (109,000)              1993         Completed        27.5

Mecca Apartments II                              252,000        (164,000)              1993         Completed          40

Nevada Meadows                                   192,000         (20,000)              1993         Completed          40

Northwest Tulare Associates                      183,000        (117,000)              1991         Completed        27.5

Orland Associates                                187,000         (21,000)              1991         Completed          40

Pine Gate Limited Partnership                    225,000          (6,000)              1994         Completed          50

Silver Birch Associates                          129,000         (36,000)              1992         Completed        27.5

Twin Pines Apartments Associates                  95,000        (263,000)              1991         Completed        27.5

Ukiah Terrace                                    179,000         (54,000)              1991         Completed        27.5

Woodlake Garden Apartments                       181,000         (52,000)              1991         Completed          40

Yucca-Warren Vista Associates, Ltd.              214,000         (39,000)              1991         Completed          50
                                               ---------       ---------
                                           $   2,879,000  $   (1,394,000)
                                               =========       =========


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

Date: July 27, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: July 27, 1999


By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date July 27, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: July 27, 1999

Exhibit
Number     Exhibit Description

EX-21.1 Financial Statements of Mecca Apartments II, for the years ended December 31, 1998 and 1997 together with auditors report thereon; a significant subsidiary of the Partnership.

                               Mecca Apartments II

                                Table of Contents

Independent Auditors' Report                                     Page

Financial Statements                                               43

         Balance Sheet                                             44
         Statement of Revenues and Expenses                        46
         Statement of Changes in Partners Deficit                  47
         Statement of Cash Flows                                   48
         Notes to Financial Statements                             50

                               Mecca Apartments II
                       (A California Limited Partnership)









                              Financial Statements
                 For The Years Ended December 31, 1998 and 1997

                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Mecca Apartments II


We have audited the accompanying balance sheets of Mecca Apartments II, as of December 31, 1998, and 1997, and the related statements of income and changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted. auditing standards, Government Auditing Standards issued by the Comptroller General of 'the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments II, as of December 31, 1998, and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purposes of forming an opinion on the basic, financial statements taken as a whole. The supporting information included in the report are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                         ROBERT G. CLAPHAM
                                         ACCOUTANCY CORPORATION




February 12, 1999

                               MECCA APARTMENTS II

                                 BALANCE SHEETS

                          At December 31, 1998 and 1997


                                                                 1998                            1997
                                                     -----------------------------   -----------------------------

ASSETS
Cash - on hand                                     $         100                   $          100
     - revenue accounts                                  107,107          107,207          63,367          63,467
                                                    ------------                    -------------

Accounts receivable
     - tenants (net of allowance for                                          723                           2,649
       uncollectible rent - $331 - 12/31/97

Prepaid expenses and deposits                                               3,378                           1,635

Deposits for taxes and insurance                                           20,435                          35,166

Tenants' security deposits                                                 20,318                          19,388
                                                                    -------------                     -----------

Total current assets                                                      152,061                         122,305

Replacement reserve                                                        49,562                          34,303

Operating reserve                                                          68,142                          58,981

Land                                                     259,698                          259,698
Buildings and improvements                             3,961,851                        3,961,851
Furniture and equipment                                  139,749                          139,749
                                                    ------------                    -------------
                                                       4,361,298                        4,361,298

Less accumulated depreciation                            436,134        3,925,164         319,459       4,041,839
                                                    ------------                    -------------

Deferred  organization and financing costs, less
  accumulated amortization                                                225,616                         259,948
                                                                    -------------                     -----------
                                                                   $    4,420,545                    $  4,517,376
                                                                    =============                     ===========



                 See accompanying notes to financial statements
                                       44

                               MECCA APARTMENTS II

                          At December 31, 1998 and 1997

                                                                 1998                            1997
                                                     -----------------------------   -----------------------------

LIABILITIES

Accounts payable, trade                                            $        5,622                  $        5,966

Accrued interest                                                            5,426                           5,469

Tenants' security deposits                                                 21,522                          18,046

Prepaid rents                                                                 634                           1,453

Portion of notes payable due within one year                                6,106                           5,568
                                                                    -------------                   -------------
Total current liabilities                                                  39,310                          36,502

Deferred laundry income                                                     3,420                           5,340

Notes payable, secured by real property                2,518,529                        2,524,097

Less current portion due within one year                   6,106        2,512,423           5,568       2,518,529
                                                    ------------                    -------------

Deferred interest                                                         235,876                         163,939

Partners' capital                                                       1,629,516                       1,793,066
                                                                    -------------                   -------------
                                                                   $    4,420,545                  $    4,517,376
                                                                    =============                   =============



                 See accompanying notes to financial statements
                                       45

                               MECCA APARTMENTS II

                       STATEMENT OF REVENUES AND EXPENSES

                 For The Years Ended December 31, 1998 and 1997

                                                   1998                            1997
                                       -----------------------------   -----------------------------

Tenants' rent, gross potential       $     263,784                   $      262,286
Less vacancy loss                           12,181          251,603          21,719      $  240,567
                                      ------------                    -------------

Laundry concession                           8,933                            9,430
Interest income                              6,725                            2,922
Other income                                 4,187           19,845           4,810          17,162
                                      ------------         --------   -------------        --------
                                                            271,448                         257,729
                                                           --------                        --------
Administrative
   Salaries                                 18,793                           23,947
   Office expenses                           1,769                            1,544
   Management fee                           24,780                           23,330
   Telephone                                   600                              536
   Legal                                     1,625                                -
   Auditing                                  5,750                            6,300
   Bad debts                                   836                                -
   Other                                     2,523           56,676           4,138          59,795
                                      ------------                    -------------
Utilities
   Electricity                               5,596                            5,678
   Water and sewer                          10,912                           10,078
   Gas                                       1,962           18,470           2,111          17,867
                                      ------------                    -------------
Operating and Maintenance
   Exterminating                             1,031                            1,667
   Rubbish                                   9,999                            7,309
   Grounds                                  12,062                           12,373
   Materials and supplies                    5,430                            2,457
   Repairs contract and payroll             11,931                           12,859
   Painting and decorating                   2,943           43,396           1,411          38,076
                                      ------------                    -------------
Depreciation                                                116,675                         118,007

Taxes and Insurance
   Real property taxes                      13,659                           21,976
   Other taxes                               3,434                            3,338
   Insurance                                11,063           28,156           9,653          34,967
                                      ------------                    -------------
Interest, less reimbursement                                137,293                         137,787

Amortization                                                 34,332                          34,235
                                                           --------                      $ ---
                                                            434,998                         440,734
                                                           --------                   -------------
Net income (loss) for the year                           $ (163,550)                 $     (183,005)
                                                           ========                   =============

                 See accompanying notes to financial statements

                               MECCA APARTMENTS II

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                 For The Years Ended December 31, 1998 and 1997


Capital, December 31, 1996                                 $       1,976,071

Net loss for the year ended December 31, 1997                       (183,005)
                                                            ----------------

Capital, December 31, 1997                                         1,793,066

Net loss for the year ended December 31, 1998                       (163,550)
                                                            ----------------

Capital, December 31, 1998                                 $       1,629,516
                                                            ================

















                 See accompanying notes to financial statements

                               MECCA APARTMENTS II

                             STATEMENT OF CASH FLOWS

                 For The Years Ended December 31, 1998 and 1997

                                                                 1998                            1997
                                                     -----------------------------   -----------------------------
Cash Flows provided by (Used for)
   Operating Activities
     Cash collected from tenants and
       concessionaires                             $     263,466                   $      244,249
     Cash paid to suppliers and employees               (144,865)                        (160,114)
     Interest paid - mortgage                            (65,399)                         (65,888)
     Interest collected                                    6,725                            2,922
     Withdrawals from (deposits to) restricted
       cash, net                                          13,801                           26,204
                                                    ------------                    -------------
Net cash flows provided by (used for) operating
  activities                                                               73,728                          47,373

Cash Flows Provided by (Used for) Financing
   Activities
   Payments on loans                                      (5,568)                          (5,078)
                                                    ------------                    -------------
Net cash flows provided by (used for) financing
   activities                                                              (5,568)                         (5,078)

Cash Flows Provided by (Used for) Investing
   Activities

     Release of deposit by lender                              -                            7,075
     Payments for additions to property and
       deferred costs                                          -                           (7,075)
     Deposits to restricted cash                         (24,420)                         (22,604)
                                                    ------------                    -------------
Net cash flows provided by (used for) investing
  activities                                                              (24,420)                        (22,604)
                                                                    -------------                    ------------
Increase (decrease) in cash                                                43,740                          19,691

Unrestricted cash, beginning of year                                       63,467                          43,776
                                                                    -------------                    -----------
Unrestricted cash, end of year                                     $      107,207                   $      63,467
                                                                    =============                    ===========



                 See accompanying notes to financial statements

                               MECCA APARTMENTS II

                 For The Years Ended December 31, 1998 and 1997


                                                                 1998                            1997
                                                     -----------------------------   -----------------------------

Reconciliation of Net Income with Cash
Provided by (Used for) Operating Activities

   Net income (loss) for the year                  $    (163,550)                  $     (183,005)
   Add depreciation and amortization                     151,007                          152,242
   Deferred interest                                      71,937                           71,938
   Deferred income                                        (1,920)          57,474          (1,920)        39,255
                                                    ------------                    -------------

   (Increase) decrease in assets:                          1,926                             (510)
     Accounts receivable                                  (1,743)                           9,998
     Prepaid expenses and deposits                        13,801                           26,204
     Restricted cash

   Increase (decrease) in liabilities:
     Accounts payable and accrued liabilities               (387)                         (26,968)
     Other liabilities                                     2,657           16,254            (606)         8,118
                                                    ------------    -------------   -------------    -----------

Cash flows provided by (used for) operating
   activities                                                      $       73,728                   $     47,373
                                                                    =============                    ===========










                 See accompanying notes to financial statements
                                       49

                               MECCA APARTMENTS II

                          NOTES TO FINANCIAL STATEMENTS

                 For The Years Ended December 31, 1998 and 1997



NOTE 1 - ORGANIZATION

The partnership was organized to develop and operate low-income housing in the City of Mecca, California. The property included in the financial statements consists of sixty units of rental housing. The partnership has entered into an agreement with the State of California Tax Credit Allowance Committee; under the terms of which the partnership will be allocated federal low-income housing credits which will be passed through to the partners for the ten year period following initial occupancy of the housing. The credits are to be 8.72% of the eligible basis up to a maximum credit of $387,873 per year. Agreements with the Tax Credit Allocation Committee and the lender place substantial restrictions on the use and operation of the housing, including restrictions on rents, expenditures and withdrawals and requirements that various restricted cash deposits be maintained.

NOTE 2 - ACCOUNTING PRINCIPLES

The partnership uses the accrual basis, in that income is recorded as earned and expenses as they are incurred.

Income from rents is recorded at the gross potential amount, with losses due to vacancy of bad debts shown as reductions of income and free or reduced-rate occupancy by on-site employees is shown as an expense. Losses from bad debts are recorded at the time a tenant vacates a unit owing more than the amount of the security deposit.

Expenses incurred that expire over a period of time are pro-rated over the time period.

Property and equipment is recorded at cost; depreciation is provided using the straight-line method over estimated lives of 40 years for the building and 5 to 7 years for furnishings. Repairs and routine replacement of assets will be recorded as a current expense. Major renovations or replacements of a significant part of a group of assets are recorded as additions to property and disposal of the assets being replaced.

Estimates are used to determine amounts in financial statements. Actual results may vary from those estimates.

Expenses being incurred during the construction period related to the organization or to financing have been deferred. These costs will be amortized over a thirty-year period on the straight-line method for $219,053 of financing costs, and a five-year period for $135,099 of organization costs.

During 1996 the developer, formerly a general partner, was required to pay certain costs and expenses under the terms of a completion guarantee. Of the amount so paid, $494,597, $144,920 has been applied as a reduction of 1996 interest expense, $137,291 as reimbursement of 1995 interest expense, $91,378 as reimbursement of financing costs, and the balance $121,006, as a reduction of the developer's fee.

                               MECCA APARTMENTS II

                          NOTES TO FINANCIAL STATEMENTS

                 For The Years Ended December 31, 1998 and 1997


NOTE 3 - ACCOUNTS RECEIVABLE

The details of accounts receivable are presented in the supplementary data following the financial statements.

NOTE 4 - PREPAID EXPENSES AND DEPOSITS

At December 31, 1998, prepaid expenses consisted of the following:

       Insurance                                 $        3,378
                                                   ============

NOTE 5 - REPLACEMENT RESERVE DEPOSITS

The partnership is required to make deposits of $1,193 per month to a savings account at Southern California Bank to accumulate funds for the replacement of assets, and $454 to another account as an operating reserve. A schedule of the activity in these reserve accounts is included in the supplementary data.

NOTE 6 - NOTES PAYABLE

The notes payable consist of a loan with an original balance of $715,000 payable in monthly installments of $5,914, including interest at 9.25% per annum, due January 1, 2026, a loan with a balance of $500,000 from the County of Riverside Home Funds, payable together with accumulated simple interest of 6.5% per annum, over a fifteen-year period beginning May, 2010, in monthly payments of $8,469 including interest at 6.5% per annum, and a loan with a balance of $1,314,577 from the Rental Housing construction program of the State of California Department of Housing and Community Development, bearing simple interest at 3% per annum, on which payments of interest and principal will be deferred, unless the operation of the property generates surplus cash in excess of allowable distributions.

The amounts of principal due in each of the five years after December 31, 1998, except for payments that might be required from surplus cash, and the amount due after five years are as follows:

           1999                                    $        6,106
           2000                                             6,694
           2001                                             7,341
           2002                                             8,050
           2003                                             8,827
     Thereafter                                         2,481,511
                                                        ---------
                                                   $    2,518,529
                                                        =========
NOTE 7 - PROPERTY TAXES

The managing general partner is Indio Housing Development Corporation, an organization exempt from income taxes under the provisions of Internal Revenue Code Section 501(c)(3). As a provider of rental housing to qualifying low income families, the partnership qualifies for a welfare exemption from a portion of the property taxes assessed by the County of Riverside.