Form 10-Q
period 1999-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1999-08-27
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-20056


                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

California                                                           33-0433017
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X .

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1999


PART I. FINANCIAL INFORMATION

    Balance Sheets
            As of June 30, 1999 and March 31, 1999.......................2

    Statements of Operations
            For the three months ended June 30, 1999 and 1998............3

    Statement of Partners' Equity
            For the three months ended June 30, 1999.....................4

    Statements of Cash Flows
            For the three months ended June 30, 1999 and 1998............5

    Notes to Financial Statements........................................6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................11

  Item 3. Quantitative and Qualitative Disclosures About Market Risks...13


PART II. OTHER INFORMATION

  Item 1. Legal Proceeding..............................................13

  Item 6. Exhibits and Reports on Form 8-K..............................13

  Signatures............................................................14

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                  June 30, 1999  March 31, 1999
                                                  -------------  --------------
                                                   (unaudited)

                                     ASSETS
Cash and cash equivalents                         $     370,620   $     364,853
Investment in limited partnerships - Note 2           6,046,270       6,240,560
                                                      ---------       ---------

                                                  $   6,416,889   $   6,605,413
                                                      =========       =========

                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Accrued fees and expenses due to
    general partner and affiliates - Note 3       $   1,137,505   $   1,077,385
                                                      ---------       ---------


Partners' equity (deficit):
  General partner                                      (112,468)       (109,982)
  Limited partners (17,726 units issued
    and outstanding at 1998 and 1997)                 5,391,852       5,638,010
                                                      ---------       ---------
Total partners' equity                                5,279,384       5,528,028
                                                      ---------       ---------
                                                  $   6,416,889   $   6,605,413
                                                      =========       =========



                 See accompanying notes to financial statements
                                        2

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                             STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and 1998
                                   (unaudited)


                                                1999                1998
                                                ----                ----

 Interest income                      $        3,947       $       4,629
 Miscellaneous income                              -               4,000
                                            --------            --------
                                               3,947               8,629
                                            --------            --------

 Operating expenses:
 Amortization                                 13,307              13,307

 Asset management fees - Note 3               52,521              52,521

 Legal and accounting                          5,078               7,000
 Other                                         3,322              15,572
                                            --------            --------

 Total operating expenses                     74,228              88,400
                                            --------            --------

 Loss from operations                        (70,281)            (79,771)
                                            --------            --------
 Equity in loss of
   limited partnerships                     (178,363)           (187,900)
                                            --------            --------

 Net loss                             $     (248,644)      $    (267,671)
                                            ========            ========
 Net loss allocated to:
   General partner                            (2,486)             (2,677)
                                            ========            ========

   Limited partners                         (246,158)           (264,994)
                                            ========            ========
 Net loss per limited
   partner units (17,726 units
   issued and outstanding)             $         (14)      $         (15)
                                            ========            ========




                 See accompanying notes to financial statements
                                        3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended June 30, 1999
                                   (unaudited)




                                                     General            Limited
                                                     Partner            Partners               Total
                                                     -------            -------               -----

Equity (deficit), March 31, 1999           $        (109,982)    $    5,638,010    $      5,528,028

Net loss for the three months ended
  June 30, 1999                                       (2,486)          (246,158)           (248,644)
                                                   ---------          ---------           ---------

Equity (deficit), June 30, 1999            $        (112,468)    $    5,391,852    $      5,279,384
                                                   =========          =========           =========














                 See accompanying notes to financial statements
                                        4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                             STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1999 and 1998
                                   (unaudited)


                                                         1999            1998
                                                         ----            ----

Cash flows from operating activities:
  Net loss                                        $  (248,644)    $  (267,671)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Equity in loss of limited partnerships           178,363         187,900
     Amortization                                      13,307          13,307
     Asset management fee                              52,521          52,521

      Change in other assets                                -              42
      Accrued fees and expense due to
        general partner and affiliates                  7,600             811
                                                      -------         -------
          Net cash provided by (used in)
            operating activities                        3,147         (13,090)
                                                      -------         -------
Cash flows from investing activities:
  Distributions from limited partnerships               2,620           1,500
                                                      -------         -------

Net increase (decrease) in cash and cash equivalents    5,767         (11,590)
                                                      -------         -------

Cash and cash equivalents, beginning of period        364,853         377,378
                                                      -------         -------
Cash and cash equivalents, end of period          $   370,620     $   365,788
                                                      =======         =======




                 See accompanying notes to financial statements
                                        5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - ORGANIZATION AND OTHER MATTERS

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC California Housing Tax Credits, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended March 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months then ended.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - ORGANIZATION AND OTHER MATTERS, continued

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - ORGANIZATION AND OTHER MATTERS, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 1999 and March 31, 1999, the Partnership had cash equivalents of $370,620 and $364,853, respectively.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the investments in Local Limited Partnerships and reconciliation to the limited partnership accounts of:

                                           June 30, 1999       March 31, 1999
                                           -------------       --------------
  Investment balance,
    beginning of period                     $  6,240,560        $   6,439,942
  Equity in loss of limited partnership         (178,363)            (178,363)
  Distributions                                   (2,620)              (7,712)
  Amortization of capitalized
    acquisition costs                            (13,307)             (13,307)
                                               ---------            ---------
  Investment balance,
    end of period                           $  6,046,270        $   6,240,560
                                               =========            =========

Selected financial information for the three months ended June 30, 1999 and 1998 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:
                                                    1999                 1998
                                                    ----                 ----

  Total revenue                             $    759,000        $     756,000
                                               ---------            ---------

  Interest expense                               231,000              228,000
  Depreciation                                   321,000              325,000
  Operating expenses                             555,000              529,000
                                               ---------            ---------
  Total expenses                               1,107,000            1,082,000
                                               ---------            ---------

  Net loss                                  $   (348,000)       $    (326,000)
                                               =========            =========
  Net loss allocable to the Partnership     $   (344,000)       $    (323,000)
                                               =========            =========
  Net loss recorded by the Partnership      $   (178,363)       $    (188,000)
                                               =========            =========

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $52,521 were incurred during the three months ended June 30, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 1999 and 1998.

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $22,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended June 30, 1999 and 1998.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                               June 30, 1999    March 31, 1999
                                               -------------    --------------

  Asset management fee payable               $     1,130,589     $   1,078,068
  Reimbursement for expenses paid
    by an affiliate                                    6,916              (683)
                                                   ---------         ---------
                                             $     1,137,505     $   1,077,385
                                                   =========         =========

NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $371,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $6,046,000. Liabilities at June 30, 1999 primarily consisted of $1,141,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. The Partnership's net loss for the three months ended June 30, 1999 was $(249,000), reflecting a decrease of $19,000 from the net loss experienced for the three months ended June 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $10,000 to $(178,000) for the three months ended June 30, 1999 from $(188,000) for the three months ended June 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a decrease in loss from operations of $9,000 for the three months ended June 30, 1999 to $(70,000), from $(79,000) for the three months ended June 30, 1998, due to a comparable increase in operating expense allocations.

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. Net cash provided during the three months ended June 30, 1999 was $6,000 compared to a net decrease in cash for the three months ended June 30, 1998 of $(12,000). The change was due primarily to a decrease in operating expenses of $14,000, a decrease in cash paid to third parties of $7,000, and an increase in distributions from limited partnerships of $1,000, offset by a decrease in income of $5,000.

During the three months ended June 30, 1999 and the year ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $53,000 and $53,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

1. A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the change in fiscal year end to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By   WNC Tax Credit Partners, L.P.  General Partner


By:   WNC & ASSOCIATES, INC.        General Partner



By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: August 26, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: August 26, 1999