Form 10-K/A
period 1998-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1999-08-31
CIK 869660

FORM 10-K/A
                                 AMENDMENT NO. 2

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

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 76% of the total assets of the Partnership at December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

Date: August 23, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: August 23, 1999


By: /s/ John B. Lester, Jr.
John B. Lester, Jr.,
Director of WNC & Associates, Inc.

Date: August 23, 1999


By:  /s/ David N. Shafer
David N Shafer,
Director of WNC & Associates, Inc.

Date: August 23, 1999
                                       35