Form 10-Q
period 1999-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 1999-11-19
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
         September 30, 1999 and March 31, 1999..............................3

    Statements of Operations
         For the three and six months ended September 30, 1999 and 1998.....4

    Statement of Partners' Equity
         For the six months ended September 30, 1999........................5

    Statement of Cash Flows
         For the six months ended September 30, 1999 and 1998...............6

    Notes to Financial Statements...........................................7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risks.......14

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings................................................14

   Item 6. Exhibits and Reports on Form 8-K.................................14

   Signatures...............................................................15

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                              September 30, 1999        March 31, 1999
                                                              ------------------        --------------
                                                                 (unaudited)
                                     ASSETS
Cash and cash equivalents                                 $              356,830     $         364,853
Investment in limited partnerships - Note 2                            5,854,601             6,240,560
                                                              ------------------        --------------

                                                          $            6,211,431     $       6,605,413
                                                              ==================        ==============



                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Accrued fees and expenses due to
  general partner and affiliates - Note 3                 $            1,180,437     $       1,077,385
                                                              ------------------        --------------

Partners' equity (deficit):
 General partner                                                        (114,952)             (109,982)
 Limited partners (17,726 units issued and outstanding)                5,145,946             5,638,010
                                                              ------------------        --------------

Total partners' equity                                                 5,030,994             5,528,028
                                                              ------------------        --------------

                                                          $            6,211,431     $       6,605,413
                                                              ==================        ==============

                 See accompanying notes to financial statements
                                        3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 1999 and 1998
                                   (unaudited)

                                                     1999                                  1998
                                       ----------------------------------    ---------------------------------

                                            Three               Six               Three             Six
                                            Months              Months            Months            Months
                                           -------              ------            ------            ------
Interest income                      $       4,187      $        8,134     $       4,524     $       9,153
                                       -----------        ------------       -----------       -----------

                                             4,187               8,134             4,524             9,153
                                       -----------        ------------       -----------       -----------
Operating expenses:
Amortization                                13,307              26,614            13,307            26,614
Asset management fees - Note 3              52,521             105,042            52,521           105,042
Legal and accounting                         5,378              10,456                 -             7,000
Other                                        3,008               6,330             3,552            15,124
                                       -----------        ------------       -----------       -----------

Total operating expenses                    74,214             148,442            69,380           153,780
                                       -----------        ------------       -----------       -----------

Loss from operations                       (70,027)           (140,308)          (64,856)         (144,627)

Equity in loss from
 limited partnerships                     (178,363)           (356,726)         (179,300)         (367,200)
                                       -----------        ------------       -----------       -----------

Net loss                             $    (248,390)     $     (497,034)    $    (244,156)    $    (511,827)
                                       ===========        ============       ===========       ===========

Net loss allocated to:
 General partner                     $      (2,484)     $       (4,970)    $      (2,442)    $      (5,118)
                                       ===========        ============       ===========       ===========

 Limited partners                    $    (245,906)     $     (492,064)    $    (241,714)    $    (506,709)
                                       ===========        ============       ===========       ===========
Net loss per limited
 partner unit (17,726 units
 issued and outstanding)             $         (14)     $          (28)    $         (14)    $         (29)
                                       ===========        ============       ===========       ===========

                 See accompanying notes to financial statements
                                        4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (unaudited)


                                                           General              Limited
                                                           Partner              Partners                     Total
                                                           -------              --------                     -----

Partners' equity (deficit), March 31, 1999       $        (109,982)  $         5,638,010     $           5,528,028

Net loss for the six months ended
     September 30, 1999                                     (4,970)             (492,064)                 (497,034)
                                                   -----------------   -------------------     ---------------------

Partners' equity (deficit), September 30, 1999   $        (114,352)  $         5,145,946     $           5,030,994
                                                   =================   ===================     =====================




                 See accompanying notes to financial statements
                                        5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (unaudited)


                                                        1999              1998
                                                        ----              ----

Cash flows from operating activities:
 Net loss                                       $   (497,034)    $    (511,827)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
   Equity in loss of limited partnerships            356,726           367,200
   Amortization                                       26,614            26,614
   Asset management fee                              105,042           105,042
   Change in other assets                                  -             1,183
   Accrued fees and expense due to
    general partner and affiliates                    (1,990)           (4,146)
                                                  ----------        ----------

Net cash used by operating activities                (10,642)          (15,934)
                                                  ----------        ----------

Cash flows from investing activities:
  Distributions from limited partnerships              2,619             1,500
                                                  ----------        ----------

Net cash provided by investing activities              2,619             1,500
                                                  ----------        ----------

Net decrease in cash and cash equivalents             (8,023)          (14,434)

Cash and cash equivalents, beginning of period       364,853           379,515
                                                  ----------        ----------

Cash and cash equivalents, end of period        $    356,830     $     365,081
                                                  ==========        ==========


                 See accompanying notes to financial statements
                                        6

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

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

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the three months then ended.

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

                               September 30, 1999
                                   (unaudited)

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,389,519 at the end of all periods presented.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

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

                               September 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                                     September 30, 1999           March 31, 1999
                                                     ------------------           --------------

  Investment balance, beginning of period          $          6,240,560      $         6,439,942
  Equity in loss from limited partnership                      (356,726)                (178,363)
  Distributions from limited partnerships                        (2,619)                  (7,712)
  Amortization of acquisition costs                                                      (13,307)
                                                                (26,614)
                                                      -----------------           --------------

  Investment per balance sheet, end of period      $          5,854,601      $         6,240,560
                                                      =================           ==============

Selected  financial  information  for the six months ended September 30 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:
                                                                   1999                     1998
                                                                   ----                     ----

  Total revenue                                    $          1,518,000      $         1,511,000
                                                      -----------------           --------------

  Interest expense                                              462,000                  455,000
  Depreciation                                                  642,000                  649,000
  Operating expenses                                          1,110,000                1,058,000
                                                      -----------------           --------------

  Total expenses                                              2,214,000                2,162,000
                                                      -----------------           --------------

  Net loss                                         $           (696,000)     $          (651,000)
                                                      =================           ==============

  Net loss allocable to the Partnership            $           (688,800)     $          (644,490)
                                                      =================           ==============

  Net loss recognized by the Partnership           $           (356,726)     $          (367,200)
                                                      =================           ==============

                                       10

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $105,042 were incurred during the six months ended September 30, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the six months ended September 30, 1999 and 1998.

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $22,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended September 30, 1999 and 1998.

Accrued fees and advances due to affiliates of the General Partner included in the balance sheet consist of the following at September 30, 1999 and March 31, 1999:

                                  September 30, 1999          March 31, 1999
                                  ------------------          --------------

Asset management fee               $       1,183,110       $       1,078,068
Reimbursement due on
 expenses paid by affiliate                   (2,673)                   (683)
                                     ---------------           -------------

  Total related party payables     $       1,180,437       $       1,077,385
                                     ===============           =============

NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $357,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $5,855,000. Liabilities at September 30, 1999 primarily consisted of $1,180,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(70,000), reflecting an increase of $4,000 from the net loss experienced for the three months ended September 30, 1998. The increase in the net loss is primarily due to an increase in operating expenses of $4,000.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(497,000), reflecting a decrease of $15,000 from the net loss experienced for the six months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $10,000 to $(357,000) for the six months ended September 30, 1999 from $(367,000) for the six months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a decrease in loss from operations of $5,000 for the six months ended September 30, 1999 to $(140,000), from $(145,000) for the six months ended September 30, 1998

Cash Flows

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. Net cash used during the six months ended September 30, 1999 was $(8,000) compared to a net cash use of cash for the six months ended September 30, 1998 of $(14,000). The change was due primarily to a decrease in operating expenses of $5,000, a decrease in cash paid to third parties of $2,000, and an increase in distributions from limited partnerships of $1,000, offset by a decrease in interest income of $1,000 and a decrease in other assets of $1,000.

During the six months ended September 30, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $103,000 and $101,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

         NONE

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

Date: November 18, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 18, 1999