Form 10-Q
period 1999-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2000-02-14
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Balance Sheets
     December 31, 1999 and March 31, 1999................................3

   Statements of Operations
     For the three and nine months ended December 31, 1999 and 1998......4

   Statement of Partners' Equity(Deficit)
     For the nine months ended December 31, 1999.........................5

   Statement of Cash Flows
     For the nine months ended December 31, 1999 and 1998................6

   Notes to Financial Statements.........................................7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................12

 Item 3. Quantitative and Qualitative Disclosures About Market Risks.....14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..............................................14

  Item 6. Exhibits and Reports on Form 8-K...............................14

  Signatures.............................................................15

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                   December 31, 1999            March 31, 1999
                                                   -----------------            --------------
                                                     (unaudited)
                                     ASSETS
Cash and cash equivalents                     $              352,432      $            364,853
Investment in limited partnerships - Note 2                5,662,931
                                                                                     6,240,560
Other assets                                                   8,697                         -
                                                   -----------------            --------------

                                              $            6,024,060      $          6,605,413
                                                   =================            ==============


                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Accrued fees and expenses due to
  general partner and affiliates - Note 3                  1,238,420      $          1,077,385
                                              $    -----------------            --------------

Partners' equity (deficit):
 General partner                                            (117,406)                 (109,982)
 Limited partners (17,726 units issued
  and outstanding)                                         4,903,046                 5,638,010
                                                   -----------------            --------------

Total partners' equity                                     4,785,640                 5,528,028
                                                   -----------------            --------------

                                              $            6,024,060      $          6,605,413
                                                   =================            ==============


                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 1999 and 1998
                                   (unaudited)

                                                     1999                                  1998
                                       ----------------------------------    ---------------------------------

                                            Three               Nine              Three             Nine
                                            Months              Months            Months            Months
                                           -------              -----            -------            ------

Interest income                      $       4,299      $       12,433     $       4,084     $      13,237
                                       -----------        ------------       -----------       -----------

                                             4,299              12,433             4,084            13,237
                                       -----------        ------------       -----------       -----------

Operating expenses:
Amortization                                13,307              39,921            13,307            39,921
Asset management fees - Note 3              52,521             157,563            52,521           157,563
Legal and accounting                         4,460              14,916                 -             7,500
Other                                        1,002               7,332             3,007            17,631
                                       -----------        ------------       -----------       -----------

Total operating expenses                    71,290             219,732            68,835           222,615
                                       -----------        ------------       -----------       -----------

Loss from operations                       (66,991)           (207,299)          (64,751)         (209,378)

Equity in loss from
 limited partnerships                     (178,363)           (535,089)         (173,929)         (541,129)
                                       -----------        ------------       -----------       -----------

Net loss                             $    (245,354)    $      (742,388)    $    (238,680)    $    (750,507)
                                       ===========        ============       ===========       ===========

Net loss allocated to:
 General partner                     $      (2,454)    $        (7,424)    $      (2,387)    $      (7,505)
                                       ===========        ============       ===========       ===========

 Limited partners                    $    (245,900)    $      (734,964)    $    (236,293)    $    (743,002)
                                       ===========        ============       ===========       ===========

Net loss per limited
 partner unit (17,726 units
  issued and outstanding)            $         (14)    $           (41)    $         (13)    $         (42)
                                       ===========        ============       ===========       ===========


                 See accompanying notes to financial statements
                                        4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY(DEFICIT)

                   For the Nine Months Ended December 31, 1999
                                   (unaudited)


                                                          General            Limited
                                                          Partner            Partners                  Total
                                                          -------            --------                  -----

Partners' equity (deficit), March 31, 1999       $       (109,982)  $       5,638,010     $        5,528,028

Net loss for the nine months ended
     December 31, 1999                                     (7,424)           (734,964)              (742,388)
                                                     ------------      --------------       ----------------

Partners' equity (deficit), December 31, 1999    $       (117,406)  $       4,903,046     $        4,785,640
                                                     ============      ==============       ================


                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (unaudited)


                                                        1999             1998
                                                        ----             ----

Cash flows from operating activities:
 Net loss                                      $    (742,388)   $    (750,507)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Equity in loss of limited partnerships             535,089          541,129
  Amortization                                        39,921           39,921
  Asset management fee                               157,563          157,563
  Change in other assets                              (8,697)           1,183
  Accrued fees and expense due to
   general partner and affiliates                      3,472           (1,140)
                                                 -----------     ------------

Net cash used by operating activities                (15,040)         (11,851)
                                                 -----------     ------------

Cash flows from investing activities:
    Distributions from limited partnerships            2,619           12,090
                                                 -----------     ------------

Net cash provided by investing activities              2,619           12,090
                                                 -----------     ------------

Net increase (decrease) in cash and cash
 equivalents                                         (12,421)             239

Cash and cash equivalents, beginning of period       364,853          379,515
                                                 -----------     ------------

Cash and cash equivalents, end of period       $     354,432    $     379,754
                                                 ===========     ============


                 See accompanying notes to financial statements
                                        6

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (unaudited)

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

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the nine months then ended.

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

                                December 31, 1999
                                   (unaudited)

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

                                December 31, 1999
                                   (unaudited)

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

                                December 31, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:

                                                     December 31, 1999           March 31, 1999
                                                     -----------------           --------------

 Investment balance, beginning of period        $            6,240,560    $           6,439,942
 Equity in loss from limited partnership                      (535,089)                (178,363)
 Distributions from limited partnerships                        (2,619)                  (7,712)
 Amortization of acquisition costs                             (39,921)                 (13,307)
                                                     -----------------           --------------

 Investment per balance sheet, end of period    $            5,662,931    $           6,240,560
                                                     =================           ==============

Selected  financial  information  for the nine months ended December 31 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:
                                                                  1999                     1998
                                                                  ----                     ----

 Total revenue                                  $            2,276,000    $           2,279,000
                                                     -----------------           --------------

 Interest expense                                              693,000                  696,000
 Depreciation                                                  963,000                  960,000
 Operating expenses                                          1,665,000                1,691,000
                                                     -----------------           --------------

 Total expenses                                              3,321,000                3,347,000
                                                     -----------------           --------------

 Net loss                                       $           (1,045,000)   $          (1,068,000)
                                                     =================           ==============

 Net loss allocable to the Partnership          $           (1,034,550)   $          (1,057,320)
                                                     =================           ==============

 Net loss recognized by the Partnership         $             (535,089)   $            (541,129)
                                                     =================           ==============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $157,563 were incurred during the nine months ended December 31, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the nine months ended December 31, 1999 and 1998.

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $22,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended December 31, 1999 and 1998.

Accrued fees and expenses due to the general partner and affiliates included in the balance sheet consist of the following at December 31, 1999 and March 31, 1999:

                                   December 31, 1999           March 31, 1999
                                   -----------------           --------------

  Asset management fee           $         1,235,631       $        1,078,068
  Reimbursement due on expenses
   paid by affiliate                           2,789                     (683)
                                   -----------------           --------------

  Total related party payables   $        1, 238,420       $        1,077,385
                                   =================           ==============

NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $352,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $5,663,000. Liabilities at December 31, 1999 primarily consisted of $1,238,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. The Partnership's net loss for the three months ended December 31, 1999 was $(245,000), reflecting an increase of $6,000 from the net loss experienced for the three months ended December 31, 1998. The increase in the net loss is primarily due to an increase of equity in loss from limited partnerships of $4,000 in addition to an increase in operating expenses of $2,000.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. The Partnership's net loss for the nine months ended December 31, 1999 was $(742,000), reflecting a decrease of $9,000 from the net loss experienced for the nine months ended December 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $6,000 to $(535,000) for the nine months ended December 31, 1999 from $(541,000) for the nine months ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a decrease in operating expenses of $3,000 for the nine months ended December 31, 1999 to $(207,000), from $(209,000) for the nine months ended December 31, 1998.

Cash Flows

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Net cash used during the nine months ended December 31, 1999 was $(12,000) compared to a net cash provided for the nine months ended December 31, 1998 of $239. The change was due primarily to a increase in operating expenses of $3,000 and a decrease in distributions from limited partnerships of $9,000.

During the nine months ended December 31, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $158,000 and $158,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By   WNC Tax Credit Partners, L.P.  General Partner


By:   WNC & ASSOCIATES, INC.        General Partner



By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 14, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 14, 2000