Form 10-K
period 2000-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2000-06-29
CIK 869660

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2000, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and twelve of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates indicated:

                                                  --------------------------------  ------------------------------------------------
                                                       As of March 31, 2000                       As of December 31, 1999
                                                  --------------------------------  ------------------------------------------------

                                                       Partnership's                                       Estimated    Encumbrances
                                                     Total Investment  Amount of                           Low Income    of Local
                                  General Partner    in Local Limited  Investment   Number of    Occu-     Housing       Limited
Partnership Name  Location        Name                 Partnerships    Paid to Date   Units      pancy     Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street   Stockton,       Daniels C. Louge  $  1,656,000    $  1,656,000       165        93%    $  4,080,000   $  3,997,000
Investors         California

ADI Development   Delhi,          Anthony Donovan        699,000         699,000        31        94%       1,757,000      1,220,000
Partners          California

Bayless Garden    Red Bluff,      Douglas W. Young     1,110,000       1,110,000        46        96%       2,741,000      1,284,000
Apartments        California
Investors

Blackberry        Lodi,           Bonita Homes
Oaks, Ltd         California      Incorporated           463,000         463,000        42       100%       1,063,000      1,930,000

Jacob's Square    Exeter,         Philip R. Hammond,
                  California      Jr. and Diane M.
                                  Hammond              1,324,000       1,324,000        45        91%       2,933,000      1,586,000

Mecca             Mecca,          Sam Jack, Jr. and
Apartments II     California      Sam Jack and
                                  Associates           2,200,000       2,200,000        60        98%       5,183,000      2,512,000

Nevada Meadows    Grass Valley,   Thomas G. Larson,
                  California      William H. Larson
                                  and Raymond L.
                                  Tetzlaff               459,000         459,000        34       100%       1,030,000      1,933,000

Northwest Tulare  Ivanhoe,        Philip R. Hammond,
Associates        California      Jr. and Diane M.
                                  Hammond              1,226,000       1,226,000        54        76%       2,950,000      1,778,000

Orland            Orland,         Richard E. Huffman
Associates        California      and Robert A. Ginno    432,000         432,000        40       100%         972,000      1,714,000




                                                  --------------------------------  ------------------------------------------------
                                                       As of March 31, 2000                       As of December 31, 1999
                                                  --------------------------------  ------------------------------------------------

                                                       Partnership's                                       Estimated    Encumbrances
                                                     Total Investment  Amount of                           Low Income    of Local
                                  General Partner    in Local Limited  Investment   Number of    Occu-     Housing       Limited
Partnership Name  Location        Name                 Partnerships    Paid to Date   Units      pancy     Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Pine Gate         Ahoskie,        Regency Investment
Limited           California      Associates, Inc.,
Partnership                       Boyd Management,
                                  Inc. and Gordon L.
                                  Blackwell              272,000         272,000        56       100%         611,000      1,452,000

Silver Birch      Huron,          Philip R. Hammond,
Associates        California      Jr. and Diane M.
                                  Hammond                378,000         378,000        35        94%       1,131,000      1,343,000

Twin Pines        Groveland,      Donald S. Kavanagh
Apartments        California      and John N. Brezzo   1,278,000       1,278,000        39        79%       3,055,000      1,788,000
Associates

Ukiah Terrace     Ukiah,          Thomas G. Larson,
                  California      William H. Larson
                                  and Raymond L.
                                  Tetzlaff               349,000         349,000        41        98%         825,000      1,775,000

Woodlake Garden   Woodlake,       David J. Michael
Apartments        California      and Pamela J.
                                  Michael                548,000         548,000        48        94%       1,374,000      1,936,000

Yucca-Warren      Joshua Tree,    WNC & Associates,
Vista             California      Inc.                   520,000         520,000        50        98%       1,251,000      2,162,000
Associates, Ltd.                                   ---------      ----------      ----       ----      ----------     ----------
                                                    $ 12,914,000    $ 12,914,000       786        94%    $ 30,956,000   $ 28,410,000
                                                      ==========      ==========      ====       ====      ==========     ==========



                                      ------------------------------------------
                                          For the year ended December 31, 1999
                                      ------------------------------------------

                                                                   Low Income
                                                                 Housing Credits
                                           Rental         Net     Allocated to
Partnership Name                           Income         Loss    Partnership
--------------------------------------------------------------------------------
601 Main Street Investors              $   360,000  $   (351,000)      99%

ADI Development Partners                   121,000       (56,000)      99%

Bayless Garden Apartments Investors        163,000      (124,000)      99%

Blackberry Oaks, Ltd                       214,000       (19,000)      99%

Jacob's Square                             186,000      (109,000)      99%

Mecca Apartments II                        261,000      (158,000)      99%

Nevada Meadows                             195,000       (37,000)      99%

Northwest Tulare Associates                171,000      (123,000)      99%

Orland Associates                          202,000       (11,000)      99%

Pine Gate Limited Partnership              226,000         8,000       99%

Silver Birch Associates                    134,000       (29,000)      99%

Twin Pines Apartments Associates            99,000      (236,000)      99%

Ukiah Terrace                              184,000       (56,000)      99%

Woodlake Garden Apartments                 182,000       (59,000)      95%

Yucca-Warren Vista Associates, Ltd         223,000       (25,000)      99%
                                         ---------    ----------
                                       $ 2,921,000  $ (1,385,000)
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

(b)  At March 31, 2000, there were 1,280 Limited Partners.


(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.


(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                 March 31                              December 31
                         --------------------------  -------------------------------------------------
                              2000           1999          1998         1997         1996         1995
                         ----------   ------------   -----------  -----------  -----------  -----------
ASSETS
Cash and cash
equivalents            $   314,630  $     364,853  $    379,754 $    377,378 $    517,151 $  1,113,575
Investments in
 limited
 partnerships, net       5,442,623      6,240,560     6,439,942    7,291,595    8,447,282    9,640,622
Due from affiliates         38,540              -             -            -            -            -
Other assets                     -              -             -            -       12,492       34,288

                         ----------   ------------   -----------  -----------  -----------  -----------

                       $ 5,795,793  $   6,605,413  $  6,819,696 $  7,668,973 $  8,976,925 $ 10,788,485
                         ==========   ============   ===========  ===========  ===========  ===========

LIABILITIES
Due to limited
 partnerships          $         -  $           -  $          - $          - $          - $    555,000
Accrued fees and
 expenses due to
 general partner
 and affiliates          1,278,242      1,077,385     1,044,307      836,316      703,693      566,653

PARTNERS' EQUITY         4,517,551      5,528,028     5,775,389    6,832,657    8,273,232    9,666,832
                         ----------   ------------   -----------  -----------  -----------  -----------

                       $ 5,795,793  $   6,605,413  $  6,819,696 $  7,668,973 $  8,976,925 $ 10,788,485
                         ==========   ============   ===========  ===========  ===========  ===========

                                       8

Selected results of operations, cash flows and other information for the Partnership is as follows:

                            For the
                           Year Ended   For the Three Months                    For the Years Ended
                            March 31       Ended March 31                           December 31
                          -----------  ------------------------   --------------------------------------------------
                             2000         1999         1998         1998         1997          1996         1995
                          -----------  -----------  -----------   ----------   ----------    ----------   ----------
                                                    (Unaudited)
Loss from operations    $   (273,480) $  (68,998) $  (65,161) $  (274,539) $    (284,989) $   (264,807) $   (253,862)

Equity in losses of
 limited partnerships       (736,997)   (178,363)   (241,600)    (782,729)    (1,155,586)   (1,128,793)   (1,579,652)
                          -----------  ----------  ----------  -----------     ----------    ----------    ----------

Net loss                $ (1,010,477) $ (247,361) $ (306,761) $(1,057,268) $  (1,440,575) $ (1,393,600) $ (1,833,514)
                          ===========  ==========  ==========   ==========     ==========    ==========    ==========
Net loss allocated to:
 General partner        $    (10,105) $   (2,474) $   (3,068) $   (10,573) $     (14,406) $    (13,936) $    (18,335)
                          ===========  ========== ===========   ==========     ==========    ==========    ==========

 Limited partners       $ (1,000,372) $ (244,887) $ (303,693) $(1,046,695) $  (1,426,169) $ (1,379,664) $ (1,815,179)
                          ===========  ========== ===========   ==========     ==========    ==========    ==========

Net loss per limited
 partnership unit       $     (56.44) $   (13.82) $   (17.13) $    (59.05) $      (80.46) $     (77.83) $    (102.40)
                          ===========  ========== ===========   ==========     ==========    ==========    ==========
Outstanding weighted
 limited partner
 units                        17,726      17,726      17,726       17,726         17,726        17,726        17,726
                          ===========  ========== ===========   ==========     ==========    ==========    ==========

                            For the
                           Year Ended   For the Three Months                    For the Years Ended
                            March 31       Ended March 31                           December 31
                       -------------- -------------------------  ---------------------------------------------------
                              2000          1999         1998         1998         1997         1996         1995
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------
                                                    (Unaudited)
Net cash provided by
 (used in):
  Operating
   activities           $    (57,948) $  (22,613) $   (1,469) $   (13,320) $     (95,215) $    (46,174) $    (68,921)
  Investing
   activities                  7,725       7,712       3,606       15,696        (44,558)     (550,250)     (510,064)
                           ---------- ----------- -----------  -----------     ----------    ----------    ----------

Net change in cash           (50,223)    (14,901)      2,137        2,376       (139,773)     (596,424)     (578,985)
 and cash equivalents

Cash and cash
 equivalents,
 beginning of period         364,853     379,754     377,378      377,378        517,151     1,113,575     1,692,560
                           ---------- ----------- -----------  -----------     ----------    ----------    ----------

Cash and cash
 equivalents, end of
 period                 $    314,630  $  364,853  $  379,515  $   379,754  $     377,378  $    517,151  $  1,113,575
                           ========== =========== ===========  ===========     ==========    ==========    ==========

Low Income Housing Credit per limited partner unit was as follows for the years ended December 31:

                                       1999               1998               1997              1996             1995
                             ---------------    ---------------   ----------------   ---------------  ---------------
 Federal                   $            117   $            117  $             117  $            116  $           108
 State                                    -                  9                 27                37               98
                             ===============    ===============   ================   ===============  ===============
 Total                     $            117   $            126  $             144  $            153  $           206
                             ===============    ===============   ================   ===============  ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 2000 consisted primarily of $314,630 in cash and aggregate investments in the fifteen Local Limited Partnerships of $5,442,623. Liabilities at March 31, 2000 primarily consisted of $1,278,152 of accrued annual management fees due to the General Partners.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnership's net loss for the year ended March 31, 2000 was $(1,010,000), reflecting a decrease of $47,000 from the net loss experienced for the year ended December 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $46,000 to $(737,000) for the year ended March 31, 2000 from $(783,000) for the year ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Cash Flows

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net cash used during the year ended March 31, 2000 was $(50,000), compared to net cash increase for the year ended December 31, 1998 of $2,000. The change was due primarily to the Partnership advancing approximately $39,000 to two Local
Limited Partnerships to cover operating cash deficits, which did not occur in the year ended December 31, 1998. In addition, the Partnership experienced an increase in cash paid to the General Partner for annual management fees of $10,000 and a decrease in distributions received from Local Limited Partnerships of $8,000.

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

During the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist of related party management fees due to the General Partner, increased by $201,000, $33,000 and $208,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 74%, 76% and 76% of the total assets of the Partnership at March 31, 2000 and 1999, and December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP

Orange County, California
June 6, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying statements of operations, partners' equity (deficit) and cash flows of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits II, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 95% of the total assets of WNC California Housing Tax Credits II, L.P. at December 31, 1997. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                               /s/ CORBIN & WERTZ
                                   CORBIN & WERTZ

Irvine, California
April 1, 1998

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                              March 31                 December 31
                                                    ------------------------------   ----------------

                                                        2000             1999             1998
                                                    -------------    -------------   ----------------
ASSETS

Cash and cash equivalents                         $      314,630   $      364,853   $        379,754
Investments in limited  partnerships,
 net (Note 2)                                          5,442,623        6,240,560          6,439,942
Due from affiliates (Note 2)                              38,540                -                  -
                                                    -------------    -------------   ----------------

                                                  $    5,795,793   $    6,605,413   $      6,819,696
                                                    =============    =============   ================

LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)

Liabilities:
 Accrued  fees  and  expenses  due to  General
  Partner and affiliates (Note 3)                 $    1,278,242   $    1,077,385  $       1,044,307
                                                    -------------    -------------   ----------------

Commitments and contingencies

Partners' equity (deficit):
 General partner                                        (120,087)        (109,982)          (107,508)
 Limited partners  (20,000 units  authorized;
  17,726 units issued and outstanding)                 4,637,638        5,638,010          5,882,897
                                                    -------------    -------------   ----------------

   Total partners' equity                              4,517,551        5,528,028          5,775,389
                                                    -------------    -------------   ----------------

                                                  $    5,795,793   $    6,605,413  $       6,819,696
                                                    =============    =============   ================


                 See accompanying notes to financial statements
                                       15

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                           For the
                                            Year          For the Three
                                            Ended          Months Ended       For the Years Ended
                                          March 31           March 31              December 31
                                         ------------   ---------------   ----------------------------
                                            2000             1999            1998            1997
                                         ------------   ---------------   ------------    ------------
Interest income                        $      16,614  $          4,060  $      16,353   $      13,218
Distribution income                            1,500                 -              -               -
                                         ------------   ---------------   ------------    ------------

   Total income                               18,114             4,060         16,353          13,218
                                         ------------   ---------------   ------------    ------------
Operating expenses:
 Amortization (Note 2)                        53,215            13,307         53,228          54,445
 Asset management fees (Note 3)              210,084            52,521        210,084         210,084
 Other                                        28,295             7,230         27,580          33,678
                                         ------------   ---------------   ------------    ------------

    Total operating expenses                 291,594            73,058        290,892         298,207
                                         ------------   ---------------   ------------    ------------

Loss from operations                        (273,480)          (68,998)      (274,539)       (284,989)

Equity in losses of limited
 partnerships (Note 2)                      (736,997)         (178,363)      (782,729)     (1,155,586)
                                         ------------   ---------------   ------------    ------------

Net loss                               $  (1,010,477) $       (247,361) $  (1,057,268)  $  (1,440,575)
                                         ============   ===============   ============    ============

Net loss allocated to:
 General partner                       $     (10,105) $         (2,474) $     (10,573)  $     (14,406)
                                         ============   ===============   ============    ============

 Limited partners                      $  (1,000,372) $       (244,887) $  (1,046,695)  $  (1,426,169)
                                         ============   ===============   ============    ============
Net loss per limited partnership
 unit                                  $      (56.44) $         (13.82) $      (59.05)  $      (80.46)
                                         ============   ===============   ============    ============
Outstanding weighted limited
 partner units                                17,726            17,726         17,726          17,726
                                         ============   ===============   ============    ============


                 See accompanying notes to financial statements
                                       16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       For the Year Ended March 31, 2000,
                  For the Three Months Ended March 31, 1999 and
                 For the Years Ended December 31, 1998 and 1997


                                                                General            Limited
                                                                Partner            Partners             Total
                                                            ---------------   ---------------     ---------------

Partners' equity (deficit) at January 1, 1997             $        (82,529)  $     8,355,761    $      8,273,232

Net loss                                                           (14,406)       (1,426,169)         (1,440,575)
                                                            ---------------   ---------------     ---------------

Partners' equity (deficit) at December 31, 1997                    (96,935)        6,929,592           6,832,657

Net loss                                                           (10,573)       (1,046,695)         (1,057,268)
                                                            ---------------   ---------------     ---------------

Partners' equity (deficit) at December 31, 1998                   (107,508)        5,882,897           5,775,389

Net loss                                                            (2,474)         (244,887)           (247,361)
                                                            ---------------   ---------------     ---------------

Partners' equity (deficit) at March 31, 1999                      (109,982)        5,638,010           5,528,028

Net loss                                                           (10,105)       (1,000,372)         (1,010,477)
                                                            ---------------   ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $       (120,087)  $     4,637,638    $      4,517,551
                                                            ===============   ===============     ===============


                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                           For the          For the
                                         Year Ended      Three Months        For the Years Ended
                                          March 31        Ended March 31         December 31
                                         ------------    --------------   ---------------------------
                                            2000             1999            1998           1997
                                         ------------    -------------    -----------    ------------
Cash flows from operating activities:
 Net loss                            $  (1,010,477)   $    (247,361)  $ (1,057,268)  $  (1,440,575)

 Adjustments  to reconcile net loss
  to net cash used in operating
  activities:
   Amortization                             53,215           13,307         53,228          54,445
   Equity in losses of limited
    partnerships                           736,997          178,363        782,729       1,155,586
   Change in other assets                        -                -              -           2,706
   Change in due from affiliates           (38,540)               -              -               -
   Increase in accrued fees and
    expenses due to General
    Partner and affiliates                 200,857           33,078        207,991         132,623
                                       ------------    -------------    -----------    ------------

Net cash used in operating activities      (57,948)         (22,613)       (13,320)        (95,215)
                                       ------------    -------------    -----------    ------------

Cash flows from investing activities:
 Investments in limited
  partnerships, net                              -                -              -         (75,526)
 Distributions from limited
  partnerships                               7,725            7,712         15,696          22,399
 Change in loans receivable                      -                -              -           8,569
                                       ------------    -------------    -----------    ------------

Net cash provided by (used in)
 investing activities                        7,725            7,712         15,696         (44,558)
                                       ------------    -------------    -----------    ------------

Net increase (decrease) in cash and
 cash equivalents                          (50,223)         (14,901)         2,376        (139,773)

Cash and cash equivalents, beginning
 of period                                 364,853          379,754        377,378         517,151
                                       ------------    -------------    -----------    ------------

Cash and cash equivalents, end of
 period                                $   314,630   $      364,853   $    379,754   $     377,378
                                       ============    =============    ===========    ============

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Taxes paid                           $       800   $            -   $        800   $         800
                                       ============    ==============   ===========    ============


                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Year Ended March 31, 2000,
                  For the Three Months Ended March 31, 1999 and
                 For the Years Ended December 31, 1998 and 1997

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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper are the general partners of WNC Tax Credit Partners, L.P. Wilfred N. Cooper Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

Change in Reporting Year End

In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For the Three Months Ended March 31, 1999 and
                 For the Years Ended December 31, 1998 and 1997

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

Losses from limited partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from limited partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For the Three Months Ended March 31, 1999 and
                 For the Years Ended December 31, 1998 and 1997

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000 and 1999, and December 31, 1998, the Partnership had cash equivalents of $314,630, $363,876 and $378,777, respectively.

Concentration of Credit Risk

At March 31, 2000, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For the Three Months Ended March 31, 1999 and
                 For the Years Ended December 31, 1998 and 1997

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2000 and 1999 are approximately $2,155,000 and $1,636,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2000 and the three months ended March 31, 1999, amounting to approximately $556,141 and $166,072, respectively, have not been recognized. The Partnership's share of losses during the years ended December 31, 1998 and 1997 amounting to approximately $567,892 and $152,775, respectively, have not been recognized. As of March 31, 2000, the aggregate share of net losses not recognized by the Partnership amounted to $1,442,880.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                      For the Year    For the Three
                                                         Ended         Months Ended          For the Years Ended
                                                        March 31         March 31                December 31
                                                     ---------------  ---------------   ------------------------------
                                                          2000             1999             1998             1997
                                                     ---------------  ---------------   -------------    -------------
Investments per balance sheet, beginning of period $      6,240,560 $      6,439,942  $    7,291,595   $    8,447,282
Capital contributions paid, net                                   -                -               -           75,526
Distributions received                                       (7,725)          (7,712)        (15,696)         (22,399)
Equity in losses of limited partnerships                   (736,997)        (178,363)       (782,729)      (1,155,586)
Amortization of paid acquisition fees and costs             (53,215)         (13,307)        (53,228)         (53,228)
                                                     ---------------  ---------------   -------------    -------------

Investments per balance sheet, end of period       $      5,442,623 $      6,240,560  $    6,439,942   $    7,291,595
                                                     ===============  ===============   =============    =============

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For the Three Months Ended March 31, 1999 and
                 For the Years Ended December 31, 1998 and 1997

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                              1999                1998
                                                         ---------------     ---------------
ASSETS
Buildings and improvements,(net of accumulated
 depreciation for 1999 and 1998 of $9,065,000
 and $7,793,000, respectively)                         $     30,062,000    $     31,200,000
Land                                                          2,465,000           2,465,000
Other assets                                                  2,813,000           2,656,000
                                                         ---------------     ---------------

                                                       $     35,340,000    $     36,321,000
                                                         ===============     ===============

LIABILITIES

Mortgage and construction loans payable                $     28,410,000    $     28,626,000
Due to related parties                                          715,000             582,000
Other liabilities                                             2,657,000           2,137,000
                                                         ---------------     ---------------

                                                             31,782,000          31,345,000
                                                         ---------------     ---------------
PARTNERS' CAPITAL

WNC California Housing Tax Credits II, L.P.                   3,288,000           4,605,000
Other partners                                                  270,000             371,000
                                                         ---------------     ---------------

                                                              3,558,000           4,976,000
                                                         ---------------     ---------------

                                                       $     35,340,000    $     36,321,000
                                                         ===============     ===============

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For the Three Months Ended March 31, 1999 and
                 For the Years Ended December 31, 1998 and 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                    1999               1998                1997
                                               ---------------    ---------------     ---------------
Revenues                                     $      3,077,000   $      3,034,000    $      3,021,000
                                               ---------------    ---------------     ---------------
Expenses:
 Operating expenses                                 2,252,000          2,220,000           2,137,000
 Interest expense                                     924,000            924,000             935,000
 Depreciation and amortization                      1,286,000          1,284,000           1,276,000
                                               ---------------    ---------------     ---------------

   Total expenses                                   4,462,000          4,428,000           4,348,000
                                               ---------------    ---------------     ---------------

Net loss                                     $     (1,385,000)  $     (1,394,000)   $     (1,327,000)
                                               ===============    ===============     ===============

Net loss allocable to the Partnership        $     (1,310,000)  $     (1,351,000)   $     (1,312,000)
                                               ===============    ===============     ===============

Net loss recorded by the Partnership         $       (737,000)  $       (783,000)   $     (1,156,000)
                                               ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

The Partnership has advanced approximately $38,540 to two Local Limited Partnerships as of March 31, 2000 to cover operating cash deficits, which is presented as Due from Affiliates in the accompanying 2000 balance sheet.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees equal to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,595,340. Accumulated amortization of these capitalized costs was $417,850, $364,674 and $351,380 as of March 31, 2000 and 1999 and December 31,
          1998, respectively.

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

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $210,084 and $52,521 were incurred during the year ended March 31, 2000 and three months ended March 31, 1999, respectively, and $210,084 and $210,084 were incurred for the years ended December 31, 1998 and 1997, respectively, of which $10,000 and $19,400 were paid during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $0 and $75,000 were paid during the years ended December 31, 1998 and 1997, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For the Three Months Ended March 31, 1999 and
                 For the Years Ended December 31, 1998 and 1997

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

          An affiliate of the General Partner provides management services for two of the properties in the Local Limited Partnerships. Management fees were earned by the affiliate in the amount of $26,186 and $7,300 for the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $40,513 and $4,130 for the years ended December 31, 1998 and 1997, respectively. In May 1999, the affiliate of the General Partner refunded $14,503 and $2,076 of the management fees related to 1998 and 1997, respectively, in accordance with the Partnership's prospectus.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                         March 31                  December 31
                                              --------------------------------   ----------------
                                                  2000              1999              1998
                                              --------------    --------------   ----------------
Reimbursement for expenses paid by the      $            90   $          (683)  $           (640)
 General Partner or an affiliate

Asset management fee payable                      1,278,152         1,078,068          1,044,947
                                              --------------    --------------   ----------------

Total                                       $     1,278,242   $     1,077,385   $      1,044,307
                                              ==============    ==============   ================

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director, member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $210,084, $52,521 and $210,084 were incurred during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates, $10,000, $19,400 and $0 of those fees during the year ended March 31, 2000, the three months ended March 31, 2000 and the year ended December 31, 1998, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $16,000, $0 and $1,000 during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $21,000 and $22,000 for the General Partner for the years ended December 31, 1999 and 1998, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended March 31, 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial statements included in Part II hereof:

          Report  of  Independent   Certified  Public  Accountants
          Independent Auditors' Report
          Balance Sheets, March 31, 2000 and 1999 and December 31, 1998 Statements of Operations for the year ended March 31, 2000, the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997
          Statements of Partners'  Equity for the year ended March 31, 2000, the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997
          Statements of Cash Flows for the year ended March 31, 2000,  the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997
          Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report  of   Independent  Certified  Public  Accountants  on  Financial
          Statement Schedules

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

10.1 Amended and Restated Agreement of Limited Partnership of Orland Associates dated June 15, 1991 filed as exhibit 10.1 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Amended and Restated Agreement of Limited Partnership of Ukiah Terrace a California Limited Partnership dated June 15, 1991 filed as exhibit
         10.2 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.2.

10.3 Amended and Restated Agreement of Limited Partnership of Northwest Tulare Associates dated July 3, 1991 filed as exhibit 10.3 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Second Amended and Restated Agreement of Limited Partnership of Yucca Warren Vista, Ltd. dated July 15, 1991 filed as exhibit 10.4 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.4.

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

10.13 Amended and Restated Agreement of Limited Partnership of Jacob's Square dated January 2, 1992 filed as exhibit 10.1 to Form 10-K dated December 31, 1993 is hereby incorporated herei by reference as exhibit 10.13.

10.14 Amended and Restated Limited Partnership Agreement of Nevada Meadows, A California Limited Partnership as exhibit 10.2 to Form 10-K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 10.14.

21.1 Financial Statements of Mecca Apartments II, for the years ended December 31, 1999 and 1998 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership.

(d)      Financial  statement  schedules  follow,  as set  forth  in  subsection
         (a)(2) hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules




To the Partners
California Housing Tax Credits II, L.P.


The audits referred to in our report dated June 6, 2000 relating to the 2000, 1999 and 1998 financial statements of WNC California Housing Tax Credits II, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.


                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP


Orange County, California
June 6, 2000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                         -----------------------------------  ------------------------------------------------------
                                                    As of March 31, 2000                       As of December 31, 1999
                                         -----------------------------------  ------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                              Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated    Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street             Stockton,
Investors                   California     $  1,656,000     $  1,656,000   $  3,997,000    $  5,553,000 $  1,496,000   $  4,057,000

ADI Development             Delhi,
Partners                    California          699,000          699,000      1,220,000       1,904,000      392,000      1,512,000

Bayless Garden              Red Bluff,
Apartments Investors        California        1,110,000        1,110,000      1,284,000       2,570,000      754,000      1,816,000

Blackberry Oaks, Ltd        Lodi,
                            California          463,000          463,000      1,930,000       2,430,000      403,000      2,027,000

Jacob's Square              Exeter,
                            California        1,324,000        1,324,000      1,586,000       2,860,000      597,000      2,263,000

Mecca Apartments II         Mecca,
                            California        2,200,000        2,200,000      2,512,000       4,361,000      553,000      3,808,000

Nevada Meadows              Grass Valley,
                            California          459,000          459,000      1,778,000       2,599,000      354,000      2,245,000

Northwest Tulare            Ivanhoe,
Associates                  California        1,226,000        1,226,000      1,933,000       2,959,000      856,000      2,103,000

Orland Associates           Orland,
                            California          432,000          432,000      1,714,000       2,250,000      425,000      1,825,000

Pine Gate Limited           Ahoskie,
Partnership                 California          272,000          272,000      1,452,000       1,803,000      243,000      1,560,000


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                         -----------------------------------  ------------------------------------------------------
                                                  As of March 31, 2000                        As of December 31, 1999
                                         -----------------------------------  ------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                              Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated    Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch                Huron,
Associates                  California           378,000        378,000       1,343,000       1,714,000      431,000      1,283,000

Twin Pines                  Groveland,
Apartments Associates       California         1,278,000      1,278,000       1,788,000       3,316,000      938,000      2,378,000

Ukiah Terrace               Ukiah,
                            California           349,000        349,000       1,775,000       2,301,000      673,000      1,628,000

Woodlake Garden             Woodlake,
Apartments                  California           548,000        548,000       1,936,000       2,458,000      481,000      1,977,000

Yucca-Warren Vista          Joshua Tree,
Associates, Ltd.            California           520,000        520,000       2,162,000       2,514,000      469,000      2,045,000
                                              ----------     ----------      ----------      ----------    ---------     ----------

                                           $  12,914,000  $  12,914,000   $  28,410,000   $  41,592,000 $  9,065,000  $  32,527,000
                                              ==========     ==========      ==========      ==========    =========     ==========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          -------------------------------------------------------------------------------------
                                                             For the year ended December 31, 1999
                                          -------------------------------------------------------------------------------------
                                                                                     Year
                                                                                     Investment                Estimated Useful
Partnership Name                           Rental Income      Net Income (Loss)      Acquired       Status     Life (Years)
-------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors                     $  360,000     $  (351,000)              1991         Completed          39

ADI Development Partners                         121,000         (56,000)              1991         Completed          40

Bayless Garden Apartments Investors              163,000        (124,000)              1992         Completed        27.5

Blackberry Oaks, Ltd.                            214,000         (19,000)              1992         Completed          40

Jacob's Square                                   186,000        (109,000)              1993         Completed        27.5

Mecca Apartments II                              261,000        (158,000)              1993         Completed          40

Nevada Meadows                                   195,000         (37,000)              1993         Completed          40

Northwest Tulare Associates                      171,000        (123,000)              1991         Completed        27.5

Orland Associates                                202,000         (11,000)              1991         Completed          40

Pine Gate Limited Partnership                    226,000           8,000               1994         Completed          50

Silver Birch Associates                          134,000         (29,000)              1992         Completed        27.5

Twin Pines Apartments Associates                  99,000        (236,000)              1991         Completed        27.5

Ukiah Terrace                                    184,000         (56,000)              1991         Completed        27.5

Woodlake Garden Apartments                       182,000         (59,000)              1991         Completed          40

Yucca-Warren Vista Associates, Ltd.              223,000         (25,000)              1991         Completed          50
                                               ---------       ---------
                                           $   2,921,000  $   (1,385,000)
                                               =========       =========


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          -------------------------------- ---------------------------------------------------------
                                                As of March 31, 1999                        As of December 31, 1998
                                          -------------------------------- ---------------------------------------------------------
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


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                         ---------------------------------- --------------------------------------------------------
                                                  As of March 31, 1999                         As of December 31, 1998
                                         ----------------------------------  -------------------------------------------------------
                                          Total Investment     Amount of     Encumbrances of                               Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated    Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch                Huron,
Associates                  California           378,000        378,000       1,347,000       1,714,000      368,000      1,346,000

Twin Pines                  Groveland,
Apartments Associates       California         1,278,000      1,278,000       1,789,000       3,285,000      812,000      2,473,000

Ukiah Terrace               Ukiah,
                            California           349,000        349,000       1,779,000       2,280,000      596,000      1,684,000

Woodlake Garden             Woodlake,
Apartments                  California           548,000        548,000       1,943,000       2,423,000      412,000      2,011,000

Yucca-Warren Vista          Joshua Tree,
Associates, Ltd.            California           520,000        520,000       2,167,000       2,513,000      410,000      2,103,000
                                              ----------     ----------      ----------      ----------    ---------     ----------

                                           $  12,914,000  $  12,914,000   $  28,626,000   $  41,458,000 $  7,793,000  $  33,665,000
                                              ==========     ==========      ==========      ==========    =========     ==========

                                       37

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
Partnership Name            Location      Partnerships          to Date      Partnerships     Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch                Huron,
Associates                  California           378,000        378,000       1,347,000       1,714,000      368,000      1,346,000

Twin Pines                  Groveland,
Apartments Associates       California         1,278,000      1,278,000       1,789,000       3,285,000      812,000      2,473,000

Ukiah Terrace               Ukiah,
                            California           349,000        349,000       1,779,000       2,280,000      596,000      1,684,000

Woodlake Garden             Woodlake,
Apartments                  California           548,000        548,000       1,943,000       2,423,000      412,000      2,011,000

Yucca-Warren Vista          Joshua Tree,
Associates, Ltd.            California           520,000        520,000       2,167,000       2,513,000      410,000      2,103,000
                                              ----------     ----------      ----------      ----------    ---------     ----------

                                           $  12,914,000  $  12,914,000   $  28,626,000   $  41,458,000 $  7,793,000  $  33,665,000
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


WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner

By:  WNC & Associates, Inc., General Partner


By:  /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President-Chief Operating Officer of WNC & Associates, Inc.

Date: June 29, 2000


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: June 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: June 29, 2000


By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: June 29, 2000


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: June 29, 2000