Form 10-Q
period 2000-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2000-08-15
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

       x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2000



PART I. FINANCIAL INFORMATION

    Balance Sheets
             As of June 30, 2000 and March 31, 2000...........................2

    Statements of Operations
             For the three months ended June 30, 2000 and 1999................3

    Statement of Partners' Equity (Deficit)
             For the three months ended June 30, 2000.........................4

    Statement of Cash Flows
             For the three months ended June 30, 2000 and 1999................5

    Notes to Financial Statements.............................................6

 Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations......................................11

 Item 3. Quantitative and Qualitative Disclosures About Market Risks.........13

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...................................................13

 Item 6. Exhibits and Reports on Form 8-K....................................13

 Signatures        ..........................................................14

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                    June 30, 2000                 March 31, 2000
                                                                  -------------------           --------------------
                                                                     (unaudited)
                                     ASSETS
Cash and cash equivalents                                       $           292,203           $            314,630
Investments in limited partnerships, net (Note 2)                         5,246,243                      5,442,623
Other assets                                                                 59,555                         38,540
                                                                  -------------------           --------------------

                                                                $         5,598,001           $          5,795,793
                                                                  ===================           ====================



                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
 Accrued fees and expenses due to
 General Partner and affiliates (Note 3)                        $         1,330,673           $          1,278,242
                                                                  -------------------           --------------------

Partners' equity (deficit):
 General partner                                                           (122,589)                      (120,087)
 Limited partners (20,000 units authorized;
  17,726 units issued and outstanding)                                    4,389,917                      4,637,638
                                                                  -------------------           --------------------

Total partners' equity                                                    4,267,328                      4,517,551
                                                                  -------------------           --------------------

                                                                $         5,598,001           $          5,795,793
                                                                  ===================           ====================



                 See accompanying notes to financial statements
                                        2

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                               2000                  1999
                                          ---------------        --------------

 Interest income                        $         4,331        $        3,947
                                          ---------------        --------------

 Operating expenses:
 Amortization (Note 2)                           13,307                13,307
 Asset management fees (Note 3)                  52,521                52,521
 Legal and accounting                             1,853                 5,078
 Other                                            3,800                 3,322
                                          ---------------        --------------

 Total operating expenses                        71,481                74,228
                                          ---------------        --------------

 Loss from operations                           (67,150)              (70,281)
                                          ---------------        --------------

 Equity in losses of
  limited partnerships (Note 2)                (183,073)             (178,363)
                                          ---------------        --------------

 Net loss                               $      (250,223)       $     (248,644)
                                          ===============        ==============
 Net loss allocated to:
  General partner                                (2,502)               (2,486)
                                          ===============        ==============

  Limited partners                             (247,721)             (246,158)
                                          ===============        ==============
 Net loss per limited
  partner unit (17,726 units
  issued and outstanding)               $           (14)       $          (14)
                                          ===============        ==============



                 See accompanying notes to financial statements
                                        3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (unaudited)




                                                     General                Limited
                                                     Partner                Partners                  Total
                                                 -----------------     -------------------     ---------------------

Equity (deficit), March 31, 2000               $        (120,087)    $         4,637,638     $           4,517,551

Net loss for the three months ended
 June 30, 2000                                            (2,502)               (247,721)                 (250,223)
                                                 -----------------     -------------------     ---------------------

Equity (deficit), June 30, 2000                $        (122,589)    $         4,389,917     $           4,267,328
                                                 =================     ===================     =====================
















                 See accompanying notes to financial statements
                                        4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                                                2000                     1999
                                                                           ----------------        -----------------
Cash flows from operating activities:
 Net loss                                                               $       (250,223)       $        (248,644)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
   Amortization                                                                   13,307                   13,307
   Equity in losses of limited partnerships                                      183,073                  178,363
   Change in other assets                                                        (21,015)                       -
   Change in accrued fees and expense due
    to General Partner and affiliates                                             52,431                   60,121
                                                                           ----------------        -----------------

      Net cash provided by (used in) operating activities                        (22,427)                   3,147
                                                                           ----------------        -----------------

Cash flows from investing activities:
 Distribution from limited partnerships                                                -                    2,620
                                                                           ----------------        -----------------

Net increase (decrease) in cash and cash equivalents                             (22,427)                   5,767
                                                                           ----------------        -----------------
Cash and cash equivalents, beginning of period                                   314,630                  364,853
                                                                           ----------------        -----------------

Cash and cash equivalents, end of period                                $        292,203        $         370,620
                                                                           ================        =================



                 See accompanying notes to financial statements
                                        5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - ORGANIZATION AND OTHER MATTERS

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

Organization

WNC California Housing Tax Credits II, L.P., a California Limited Partnership (the "Partnership"), was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred
N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - ORGANIZATION AND OTHER MATTERS, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to the Limited Partners.

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

                                  June 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2000 and March 31, 2000, the Partnership had cash equivalents of $292,203 and $314,630, respectively.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The following is a summary of the investments in Local Limited Partnerships and reconciliation to the limited partnership accounts of:

                                                              June 30, 2000                   March 31, 2000
                                                          --------------------              ------------------
  Investments per balance sheet,
   beginning of period                                  $           5,442,623             $         6,240,560
  Equity in losses of limited partnerships                           (183,073)                       (736,997)
  Distributions received                                                    -                          (7,725)
  Amortization of paid
   acquisition fees and costs                                         (13,307)                        (53,215)
                                                          --------------------              ------------------
  Investments per balance sheet,
   end of period                                        $           5,246,243             $         5,442,623
                                                          ====================              ==================

Selected financial information for the three months ended June 30, 2000 and 1999 from the unaudited combined financial  statements of the limited partnerships in which the partnership has invested is as follows:
                                                                   2000                             1999
                                                          --------------------              ------------------

  Revenues                                              $             769,000             $           759,000
                                                          --------------------              ------------------

  Expenses:
    Operating expenses                                                563,000                         555,000
    Interest expense                                                  231,000                         231,000
    Depreciation and amortization                                     321,000                         321,000
                                                          --------------------              ------------------
       Total expenses                                               1,115,000                       1,107,000
                                                          --------------------              ------------------

  Net loss                                              $            (346,000)             $         (348,000)
                                                          ====================              ==================

  Net loss allocable to the Partnership                 $            (328,000)             $         (344,000)
                                                          ====================              ==================

  Net loss recorded by the Partnership                  $            (183,000)             $         (178,000)
                                                          ====================              ==================

                                       9

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $52,521 were incurred during each of the three months ended June 30, 2000 and 1999. The Partnership paid the General Partner or its affiliates $0 of those fees during each of the three months ended June 30, 2000 and 1999.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                                               June 30, 2000                March 31, 2000
                                                           ---------------------       -----------------------
 Reimbursement for expenses paid by the

  General Partner or an affiliate                       $                     -     $                      90
 Asset management fee payable                                         1,330,673                     1,278,152
                                                           =====================       =======================
                                                        $             1,330,673     $               1,278,242
                                                           =====================       =======================

NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on June 29, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $292,000 in cash and aggregate investments in the fifteenLocal Limited Partnerships of $5,246,000. Liabilities at June 30, 2000 primarily consisted of $1,331,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(250,000), reflecting an increase of $1,000 from the net loss of $(249,000) experienced for the three months ended June 30, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $5,000 to $(183,000) for the three months ended June 30, 2000 from $(178,000)
for the three months ended June 30, 1999. Along with the increase in equity in losses of limited partnerships, there was a decrease in loss from operations of $3,000 for the three months ended June 30, 2000 to $(67,000) from $(70,000) for the three months ended June 30, 1999.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net cash used during the three months ended June 30, 2000 was $(22,000) compared to a net increase in cash for the three months ended June 30, 1999 of $6,000. The change was due primarily to an increase in funds advanced to one local limited partnership of $18,000, an increase in expenses paid to the General Partner and affiliates of $8,000, an increase in other assets of $3,000, and a decrease in distribution income of $3,000, offset by a decrease in expenses paid to third parties of $3,000.

During the three months ended June 30, 2000, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $53,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By   WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner



By: /s/ Will N Cooper, Jr.

Will N Cooper,  Jr.,
President - Chief  Operating  Officer of WNC & Associates, Inc.


Date:  August 7, 2000


By:  /s/ Michael L. Dickenson

Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.


Date: August 7, 2000