Form 10-Q
period 2000-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2000-11-20
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X .

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2000



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
          As of September 30, 2000 and March 31, 2000......................2

    Statement of Operations
          For the three months and six months ended
          September 30, 2000 and 1999......................................3

    Statement of Partners' Equity (Deficit)
          For the six months ended September 30, 2000......................4

    Statement of Cash Flows
          For the six months ended September 30, 2000 and 1999.............5

    Notes to Financial Statements..........................................6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................11

  Item 3. Quantitative and Qualitative Disclosures About Market Risks.....12

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...............................................12

  Item 6. Exhibits and Reports on Form 8-K................................12

  Signatures .............................................................13

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    September 30, 2000            March 31, 2000
                                                                  -----------------------       --------------------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                       $               264,998       $            314,630
Investments in limited partnerships, net (Note 2)                             5,049,865                  5,442,623
Other assets                                                                     62,055                     38,540
                                                                  -----------------------       --------------------

                                                                $             5,376,918       $          5,795,793
                                                                  =======================       ====================



LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)
Liabilities:
 Accrued fees and expenses due to
 General Partner and affiliates (Note 3)                        $             1,366,557       $          1,278,242
                                                                  -----------------------       --------------------

Partners' equity (deficit):
 General partner                                                               (125,159)                  (120,087)
 Limited partners (20,000 units authorized;
  17,726 units issued and outstanding)                                        4,135,520                  4,637,638
                                                                  -----------------------       --------------------

Total partners' equity                                                        4,010,361                  4,517,551
                                                                  -----------------------       --------------------

                                                                $             5,376,918       $          5,795,793
                                                                  =======================       ====================



                 See accompanying notes to financial statements
                                       2

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (unaudited)

                                                         2000                                      1999
                                           ---------------------------------          --------------------------------
                                              Three              Six                     Three              Six
                                              Months             Months                  Months             Months
                                           --------------    ---------------          --------------     -------------
     Interest income                     $         4,054   $          8,385         $         4,187    $        8,134
                                           --------------    ---------------          --------------     -------------
     Operating expenses:
      Amortization                                13,307             26,614                  13,307            26,614
      Asset management fees (Note 3)              52,521            105,042                  52,521           105,042
      Legal and accounting                        10,712             12,565                   5,378            10,456
      Other                                        1,410              5,210                   3,008             6,330
                                           --------------    ---------------          --------------     -------------
         Total operating expenses                 77,950            149,431                  74,214           148,442
                                           --------------    ---------------          --------------     -------------

     Loss from operations                        (73,896)          (141,046)                (70,027)         (140,308)
                                           --------------    ---------------          --------------     -------------
     Equity in losses of
      limited partnerships                      (183,072)          (366,144)               (178,363)         (356,726)
                                           --------------    ---------------          --------------     -------------

     Net loss                            $      (256,968)  $       (507,190)        $      (248,390)   $     (497,034)
                                           ==============    ===============          ==============     =============
     Net loss allocated to:
      General partner                    $        (2,570)  $         (5,072)        $        (2,484)   $       (4,970)
                                           ==============    ===============          ==============     =============

      Limited partners                   $      (254,398)  $       (502,118)        $      (245,906)   $     (492,064)
                                           ==============    ===============          ==============     =============
     Net loss per limited partnership
      unit                               $           (14)  $            (28)        $           (14)   $          (28)
                                           ==============    ===============          ==============     =============

     Outstanding weighted limited
      partner units                               17,726             17,726                  17,726            17,726
                                           ==============    ===============          ==============     =============

                 See accompanying notes to financial statements
                                       3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (unaudited)




                                                         General               Limited
                                                         Partner               Partners                 Total
                                                     -----------------     ------------------      -----------------

Partners' equity (deficit) at March 31, 2000       $        (120,087)    $        4,637,638      $       4,517,551

Net loss                                                      (5,072)              (502,118)              (507,190)
                                                     -----------------     ------------------      -----------------

Partners' equity (deficit) at September 30, 2000   $        (125,159)    $        4,135,520      $       4,010,361
                                                     =================     ==================      =================














                 See accompanying notes to financial statements
                                       4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (unaudited)

                                                             2000                     1999
                                                        ----------------        -----------------
Cash flows from operating activities:
 Net loss                                            $       (507,190)       $        (497,034)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization                                               26,614                   26,614
    Equity in losses of limited partnerships                  366,144                  356,726
    Change in other assets                                    (23,515)                       -
    Change in asset management fee payable                     88,375                  105,042
    Change in accrued fees and expense due to
     General Partner and affiliates                               (60)                  (1,990)
                                                        ----------------        -----------------

        Net cash used in operating activities                 (49,632)                 (10,642)
                                                        ----------------        -----------------

Cash flows from investing activities:
 Distribution from limited partnerships                             -                    2,619
                                                        ----------------        -----------------

Net decrease in cash and cash equivalents                     (49,632)                  (8,023)

Cash and cash equivalents, beginning of period                314,630                  364,853
                                                        ----------------        -----------------

Cash and cash equivalents, end of period             $        264,998        $         356,830
                                                        ================        =================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Taxes paid                                         $            800        $             800
                                                        ================        =================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2000 and March 31, 2000, the Partnership had cash equivalents of $0 and $314,630, respectively.

Concentration of Credit Risk

At September 30, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                       For the Six                     For the Year
                                                      Months Ended                         Ended
                                                   September 30, 2000                 March 31, 2000
                                                 ------------------------            ------------------
  Investments per balance sheet,
   beginning of period                         $               5,442,623           $         6,240,560
  Distributions received                                               -                        (7,725)
  Equity in losses of limited partnerships                      (366,144)                     (736,997)
  Amortization of paid
   acquisition fees and costs                                    (26,614)                      (53,215)
                                                 ------------------------            ------------------
  Investments per balance sheet,
   end of period                               $               5,049,865           $         5,442,623
                                                 ========================            ==================

Selected  financial  information for the six months ended September 30, 2000 and
1999  from  the  unaudited   combined   financial   statements  of  the  limited
partnerships in which the Partnership has invested is as follows:

                                                    2000                             1999
                                             --------------------              ------------------
  Revenues                                 $           1,539,000             $         1,518,000
                                             --------------------              ------------------

  Expenses:
   Operating expenses                                  1,126,000                       1,110,000
   Interest expense                                      462,000                         462,000
   Depreciation and amortization                         642,000                         642,000
                                             --------------------              ------------------
       Total expenses                                  2,230,000                       2,214,000
                                             --------------------              ------------------

  Net loss                                 $            (691,000)             $         (696,000)
                                             ====================              ==================

  Net loss allocable to the Partnership    $            (655,000)             $         (688,000)
                                             ====================              ==================

  Net loss recorded by the Partnership     $            (366,000)             $         (357,000)
                                             ====================              ==================

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $105,042 were incurred during each of the six months September 30, 2000 and 1999. The Partnership paid the General Partner or its affiliates $16,667 and $0, of those fees during each of the six months ended September 30, 2000 and 1999, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to general partner and affiliates consists of the following at:

                                                 September 30, 2000             March 31, 2000
                                                ---------------------       -----------------------
   Reimbursement for expenses paid by the
    General Partner or an affiliate          $                    30     $                      90
   Asset management fee payable                            1,366,527                     1,278,152
                                                =====================       =======================
                                             $             1,366,557     $               1,278,242
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $265,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $5,050,000. Liabilities at September 30, 2000 primarily consisted of $1,367,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(257,000), reflecting an increase of $9,000 from the net loss of $(248,000) experienced for the three months ended September 30, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $5,000 to $(183,000) for the three months ended September 30, 2000 from $(178,000) for the three months ended September 30, 1999. Along with the increase in equity in losses of limited partnerships, there was an increase in loss from operations of $4,000 for the three months ended
September 30, 2000 to $(78,000) from $(74,000) for the three months ended September 30, 1999.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(507,000), reflecting an increase of $10,000 from the net loss of $(497,000) experienced for the six months ended September 30, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $9,000 to $(366,000) for the six months ended September 30, 2000 from $(357,000) for the three months ended September 30, 1999. Along with the increase in equity in losses of limited partnerships, there was an increase in loss from operations of $1,000 for the six months ended September 30, 2000 to $(141,000) from $(140,000) for the six months ended September 30, 1999.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net cash used during the six months ended September 30, 2000 was $(50,000) compared to a net use of cash for the six months ended September 30, 1999 of $(8,000). The change was due primarily to an increase in funds advanced to one local limited partnership of $24,000, a increase in expenses paid to the General Partner and affiliates of $15,000, a decrease in the distributions from limited partnerships of $3,000.

During the six months ended September 30, 2000, accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $88,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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


Date:  November 16, 2000





By:  /s/ Michael L. Dickenson

Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.


Date:  November 16, 2000