Form 10-Q
period 2000-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2001-02-22
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2000



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Balance Sheets
      As of December 31, 2000 and March 31, 2000.............................2

 Statements of Operations
      For the three months and nine months ended December 31, 2000 and 1999..3

 Statement of Partners' Equity (Deficit)
      For the nine months ended December 31, 2000............................4

 Statements of Cash Flows
      For the nine months ended December 31, 2000 and 1999...................5

 Notes to Financial Statements...............................................6

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................11

 Item 3. Quantitative and Qualitative Disclosures About Market Risks........12

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..................................................12

 Item 6. Exhibits and Reports on Form 8-K...................................12

 Signatures.................................................................13

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2000             March 31, 2000
                                                                  -----------------------       --------------------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                       $               284,658       $            314,630
Investments in limited partnerships, net (Note 2)                             4,823,051                  5,442,623
Other assets                                                                     59,555                     38,540
                                                                  -----------------------       --------------------

                                                                $             5,167,264       $          5,795,793
                                                                  =======================       ====================

LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)
Liabilities:
 Accrued fees and expenses due to
 General Partner and affiliates (Note 3)                        $             1,405,715       $          1,278,242
                                                                  -----------------------       --------------------

Partners' equity (deficit):
 General partner                                                               (127,647)                  (120,087)
 Limited partners (20,000 units authorized;
  17,726 units issued and outstanding)                                        3,889,196                  4,637,638
                                                                  -----------------------       --------------------

Total partners' equity                                                        3,761,549                  4,517,551
                                                                  -----------------------       --------------------

                                                                $             5,167,264       $          5,795,793
                                                                  =======================       ====================



                 See accompanying notes to financial statements
                                        2

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended September 30, 2000 and 1999
                                   (unaudited)

                                                         2000                                      1999
                                           ---------------------------------          --------------------------------
                                              Three              Nine                    Three              Nine
                                              Months             Months                  Months             Months
                                           --------------    ---------------          --------------     -------------
     Interest income                     $         4,204   $         12,589         $         4,299    $       12,433
                                           --------------    ---------------          --------------     -------------

     Operating expenses:
      Amortization                                13,307             39,921                  13,307            39,921
      Asset management fees (Note 3)              52,521            157,563                  52,521           157,563
      Legal and accounting                         2,245             14,810                   4,460            14,916
      Other                                        1,871              7,081                   1,002             7,332
                                           --------------    ---------------          --------------     -------------
         Total operating expenses                 69,944            219,375                  71,290           219,732
                                           --------------    ---------------          --------------     -------------

     Loss from operations                        (65,740)          (206,786)                (66,991)         (207,299)
                                           --------------    ---------------          --------------     -------------
     Equity in losses of
      limited partnerships                      (183,072)          (549,216)               (178,363)         (535,089)
                                           --------------    ---------------          --------------     -------------

     Net loss                            $      (248,812)  $       (756,002)        $      (245,354)   $     (742,388)
                                           ==============    ===============          ==============     =============
     Net loss allocated to:
      General partner                    $        (2,488)  $         (7,560)        $        (2,454)   $       (7,424)
                                           ==============    ===============          ==============     =============

      Limited partners                   $      (246,324)  $       (748,442)        $      (242,900)   $     (734,964)
                                           ==============    ===============          ==============     =============
     Net loss per limited partnership
      unit                                           (14)               (42)                    (14)              (41)
                                           ==============    ===============          ==============     =============

     Outstanding weighted limited
      partner units                               17,726             17,726                  17,726            17,726
                                           ==============    ===============          ==============     =============

                 See accompanying notes to financial statements
                                        3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (unaudited)




                                                         General               Limited
                                                         Partner               Partners                 Total
                                                     -----------------     ------------------      -----------------

Partners' equity (deficit) at March 31, 2000       $        (120,087)    $        4,637,638      $       4,517,551

Net loss                                                      (7,560)              (748,442)              (756,002)
                                                     -----------------     ------------------      -----------------

Partners' equity (deficit) at December 31, 2000    $        (127,647)    $        3,889,196      $       3,761,549
                                                     =================     ==================      =================








                 See accompanying notes to financial statements
                                        4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)

                                                                      2000                     1999
                                                                 ----------------        -----------------
Cash flows from operating activities:
 Net loss                                                       $    (756,002)       $        (742,388)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Amortization                                                        39,921                   39,921
   Equity in losses of limited partnerships                           549,216                  535,089
   Change in other assets                                             (21,015)                  (8,697)
   Change in accrued fees and expense due
    to General Partner and affiliates                                 127,473                  161,035
                                                                 ----------------        -----------------

             Net cash used in operating activities                    (60,407)                 (15,040)
                                                                 ----------------        -----------------

Cash flows from investing activities:
 Distribution from limited partnerships                                30,435                    2,619
                                                                 ----------------        -----------------

Net decrease in cash and cash equivalents                             (29,972)                 (12,421)

Cash and cash equivalents, beginning of period                        314,630                  364,853
                                                                 ----------------        -----------------

Cash and cash equivalents, end of period                        $     284,658        $         352,432
                                                                 ================        =================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
   Taxes paid                                                   $         800        $             800
                                                                 ================        =================



                 See accompanying notes to financial statements
                                        5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investments (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investments balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

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

                                December 31, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2000 and March 31, 2000, the Partnership had cash equivalents of $0 and $314,630, respectively.

Concentration of Credit Risk

At December 31, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 786 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership's business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                       For the Nine                     For the Year
                                                       Months Ended                         Ended
                                                     December 31, 2000                 March 31, 2000
                                                  ------------------------            ------------------
   Investments per balance sheet,
    beginning of period                         $               5,442,623           $         6,240,560
   Distributions received                                         (30,435)                       (7,725)
   Equity in losses of limited partnerships                      (549,216)                     (736,997)
   Amortization of paid
    acquisition fees and costs                                    (39,921)                      (53,215)
                                                  ------------------------            ------------------
   Investments per balance sheet,
    end of period                               $               4,823,051           $         5,442,623
                                                  ========================            ==================

Selected  financial  information for the nine months ended December 31, 2000 and
1999  from  the  unaudited   combined   financial   statements  of  the  limited
partnerships in which the Partnership has invested is as follows:

                                                           2000                             1999
                                                  --------------------              ------------------

   Revenues                                     $           2,308,000             $         2,276,000
                                                  --------------------              ------------------

   Expenses:
     Operating expenses                                       693,000                         693,000
     Interest expense                                         964,000                         963,000
     Depreciation and amortization                          1,689,000                       1,665,000
                                                  --------------------              ------------------
        Total expenses                                      3,346,000                       3,321,000
                                                  --------------------              ------------------

   Net loss                                     $          (1,038,000)            $        (1,045,000)
                                                  ====================              ==================

   Net loss allocable to the Partnership        $            (983,000)            $        (1,035,000)
                                                  ====================              ==================

   Net loss recorded by the Partnership         $            (549,000)            $          (535,000)
                                                  ====================              ==================

                                       9

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)
NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

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


NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $157,563 were incurred during each of the nine months December 31, 2000 and 1999. The Partnership paid the General Partner or its affiliates $30,000 and $0, of those fees during each of the nine months ended December 31, 2000 and 1999, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to general partner and affiliates consists of the following at:

                                                 December 31, 2000              March 31, 2000
                                                ---------------------       -----------------------
  Reimbursement for expenses paid by the
   General Partner or an affiliate           $                     -     $                      90
  Asset management fee payable                             1,405,715                     1,278,152
                                                =====================       =======================
                                             $             1,405,715     $               1,278,242
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $285,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $4,823,000. Liabilities at December 31, 2000 consisted of $1,406,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(249,000), reflecting an increase of $(4,000) from the net loss of $(245,000) for the three months ended December 31, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $(5,000) to $(183,000) for the three months ended December 31, 2000 from $(178,000) for the three months ended December 31, 1999. Along with the increase in equity in losses of limited partnerships, there was an decrease in loss from operations of $1,000 for the three months ended December 31, 2000 to $(66,000) from $(67,000) for the three months ended December 31, 1999.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(756,000), reflecting an increase of $(14,000) from the net loss of $(742,000) experienced for the nine months ended December 31, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $(14,000) to $(549,000) for the nine months ended December 31, 2000 from $(535,000) for the nine months ended December 31, 1999.

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net cash used during the nine months ended December 31, 2000 was $(30,000) compared to a net use of cash for the nine months ended December 31, 1999 of $(12,000). The change was due primarily to an increase in funds advanced to one local limited partnership of $(12,000), an increase in expenses paid to the General Partner and affiliates of $(34,000), an increase in the distributions from limited partnerships of $28,000.

During the nine months ended December 31, 2000, accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $127,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

By   WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & ASSOCIATES, INC.         General Partner





By: /s/ Will N Cooper, Jr.

Will N Cooper,  Jr.,
President - Chief  Operating  Officer of WNC & Associates, Inc.


Date:  February 16, 2001





By:  /s/ Thomas J. Riha

Thomas J. Riha,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.


Date:  February 16, 2001