Form 10-K
period 2001-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2001-06-25
CIK 869660

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND II, L.P.

             California                         33-0391979
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
Yes     No    X
----   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

\\CMANWPRD\SYS1\DATA\Audit\FINSTAT\WNC\2001\10k\CAL2K01.doc

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 3.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2001, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and twelve of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates indicated:


                                                                    ------------------------------ --------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                    ------------------------------ ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                              Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
------------------------------------------------------------------------------------------------------------------------------------


601 Main Street           Stockto          Daniels
Investors                 California       C. Louge            $ 1,656,000    $ 1,656,000    165    98%    $ 4,080,000  $  3,984,000

ADI Development           Delhi,           Anthony
Partners                  California       Donovan                 699,000        699,000     31    94%      1,757,000     1,214,000

Bayless Garden            Red Bluff,       Douglas W.
Apartments                California       Young                 1,110,000      1,110,000     46    91%      2,741,000     1,276,000
Investors

Blackberry                Lodi,            Bonita Homes
Oaks, Ltd                 California       Incorporated            463,000        463,000     42   100%      1,063,000     1,920,000


Jacob's Square            Exeter,          Philip R.
                          California       Hammond,
                                           Jr. and Diane M.
                                           Hammond               1,324,000      1,324,000     45    91%      2,933,000      1,580,00

Mecca Apartments II       Mecca,           Sam Jack, Jr. and
                          California       Sam Jack and
                                           Associates            2,200,000      2,200,000     60   100%      5,183,000     2,498,000

Nevada Meadows            Grass Valley,    Thomas G. Larson,
                          California       William H. Larson
                                           and Raymond L.
                                           Tetzlaff                459,000        459,000     34   100%      1,030,000     1,925,000

Northwest Tulare          Ivanhoe,         Philip R.
Associates                California       Hammond,
                                           Jr. and Diane M.
                                           Hammond               1,226,000      1,226,000     54    72%      2,950,000     1,768,000

                          Orland,          Richard E.
Orland Associates         California       Huffman and             432,000        432,000     40   100%        972,000     1,709,000
                                           Robert A. Ginno


                                                                    ----------------------------------------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                    ------------------------------ ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                              Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Pine Gate Limited         Ahoskie,         Regency Investment
Partnership               California       Associates, Inc.,
                                           Boyd Management,
                                           Inc. and Gordon L.
                                           Blackwell               272,000        272,000     56   100%        611,000     1,447,000

Silver Birch              Huron,           Philip R. Hammond,
Associates                California       Jr. and Diane M.
                                           Hammond                 378,000        378,000     35    97%      1,131,000     1,339,000

Twin Pines                Groveland,       Donald S. Kavanagh
Apartments                California       and John N. Brezzo    1,278,000      1,278,000     39    97%      3,055,000     1,788,000
Associates

Ukiah Terrace             Ukiah,           Thomas G. Larson,
                          California       William H. Larson
                                           and Raymond L.
                                           Tetzlaff                349,000        349,000     41   100%        825,000     1,770,000

Woodlake Garden           Woodlake,        David J. Michael
Apartments                California       and Pamela J.
                                           Michael                 548,000        548,000     48    92%      1,374,000     1,924,000

Yucca-Warren Vista        Joshua Tree,     WNC & Associates,
Associates                California       Inc.                    520,000        520,000     50   100%      1,251,000     2,156,000
                                                              ------------        -------     --   ----      ---------     ---------
                                                              $ 12,914,000    $12,914,000    786    94%   $ 30,956,000  $ 28,298,000
                                                     ============    ===========    ===    ===   ============  ============


                                             -----------------------------------------------------------------------
                                                              For the year ended December 31, 2000
                                             -----------------------------------------------------------------------
                                                                                                Low Income Housing
                                                                                                 Credits Allocated
                                                                                                  to Partnership
                 Partnership Name              Rental Income          Net Income (Loss)
      --------------------------------------------------------------------------------------------------------------

601 Main Street Investors                      $ 388,000               $(328,000)                      99%

ADI Development Partners                         121,000                 (52,000)                      90%

Bayless Garden Apartments Investors              176,000                 (96,000)                      99%

Blackberry Oaks, Ltd                             218,000                 (15,000)                      99%

Jacob's Square                                   193,000                (103,000)                      99%

Mecca Apartments II                              263,000                (177,000)                      99%

Nevada Meadows                                   196,000                 (41,000)                      99%

Northwest Tulare Associates                      168,000                (123,000)                      99%

Orland Associates                                202,000                 (22,000)                      99%

Pine Gate Limited Partnership                    226,000                  18,000                       99%

Silver Birch Associates                          139,000                 (42,000)                      99%

Twin Pines Apartments Associates                 134,000                (134,000)                      99%

Ukiah Terrace                                    185,000                 (60,000)                      99%

Woodlake Garden Apartments                       183,000                 (33,000)                      95%

Yucca-Warren Vista Associates, Ltd               219,000                  (8,000)                      99%
                                                 -------                  -------
                                             $ 3,011,000           $  (1,216,000)
                                             ===========           ==============

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

(b)  At March 31, 2001, there were 1,286 Limited Partners.


(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.


(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.


Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                       March 31                                December 31
                         --------------------------------------    ------------------------------------

                               2001         2000           1999         1998         1997         1996
                         -----------  -----------  -------------  -----------  -----------  -----------

ASSETS
Cash and cash
equivalents            $    281,525 $    314,630 $      364,853 $    379,754 $    377,378 $    517,151
Investments in
  limited
  partnerships, net       4,391,885    5,442,623      6,240,560    6,439,942    7,291,595    8,447,282
Due from affiliates          59,554       38,540              -            -            -            -
Other assets                      -            -              -            -            -       12,492
                         -----------  -----------   -------------  -----------  -----------  ----------


                       $  4,732,964 $  5,795,793 $    6,605,413 $  6,819,696 $  7,668,973 $  8,976,925
                         ===========  ===========   =============  ===========  ===========  ===========

LIABILITIES
Accrued fees and
  expenses due to
  general partner and
  affiliates           $  1,448,236 $  1,278,242 $    1,077,385 $  1,044,307 $    836,316 $    703,693


PARTNERS' EQUITY          3,284,728    4,517,551      5,528,028    5,775,389    6,832,657    8,273,232
                         -----------  -----------  -------------  -----------  -----------  -----------


                       $  4,732,964 $  5,795,793 $    6,605,413 $  6,819,696 $  7,668,973 $  8,976,925
                         ===========  ===========  =============  ===========  ===========  ===========


Selected results of operations, cash flows and other information for the Partnership is as follows:

                                  For the             Three Months Ended                For the Years Ended
                                Years Ended
                                 March 31                  March 31                         December 31
                          ------------------------  ------------------------    -------------------------------------
                             2001         2000         1999          1998         1998         1997          1996
                          -----------  -----------   ----------    ---------    ----------  -----------   -----------
                                                                   (Unaudited)

Loss from operations    $   (272,354) $   (273,480) $    (68,998) $    (65,161) $    (274,539)$  (284,989)  $    (264,807)
Equity in losses of
  limited partnerships      (960,469)     (736,997)     (178,363)     (241,600)      (782,729) (1,155,586)     (1,128,793)
                          -----------  -----------     ----------    ---------     ----------- -----------   ------------

Net loss                $ (1,232,823) $ (1,010,477) $   (247,361) $   (306,761) $  (1,057,268)$(1,440,575)  $  (1,393,600)
                          ===========  ===========  ============  ============= ============= ===========  ===============
Net loss allocated to:
   General partner      $    (12,328) $    (10,105) $     (2,474) $     (3,068) $     (10,573)$   (14,406) $      (13,936)
                          ===========  ===========  ============= ============= ============= ============  ==============

   Limited partners     $ (1,220,495) $ (1,000,372) $   (244,887) $   (303,693) $  (1,046,695)$(1,426,169) $   (1,379,664)
                          ===========  ===========  ============  ============= ============== ============ ==============

Net loss per limited
  partner unit          $     (68.85) $     (56.44) $     (13.82) $     (17.13) $      (59.05)$    (80.46) $       (77.83)
                          ===========  ===========  ============  ============= ==============  ==========  ==============
Outstanding weighted
  limited partner
  units                       17,726        17,726        17,726        17,726         17,726      17,726          17,726
                          ===========   ===========    ==========     =========     ==========  ===========   ===========

                                  For the            For the Three Months               For the Years Ended
                                Years Ended
                                 March 31               Ended March 31                      December 31
                          ------------------------  ------------------------    ------------------------------------

                             2001         2000         1999         1998          1998        1997          1996
                          -----------  -----------  -----------   ----------    ---------   ----------   -----------
                                                                  (Unaudited)

Net cash provided by (used in):
   Operating
activities              $    (70,146) $    (57,948) $    (22,613) $     (1,469)  $  (13,320)$   (95,215)$    (46,174)
   Investing
activities                    37,041         7,725         7,712         3,606       15,696     (44,558)    (550,250)
                          -----------  -----------  -----------   ----------    ---------   ----------   -----------

Net change in cash
  and cash equivalents       (33,105)      (50,223)      (14,901)        2,137        2,376    (139,773)     (596,424)

Cash and cash
  equivalents,
  beginning of period        314,630       364,853       379,754       377,378      377,378     517,151     1,113,575
                          -----------   -----------   -----------    ----------    ---------   ----------   -----------

Cash and cash
  equivalents, end of
  period                $    281,525 $    314,630   $    364,853   $   379,515   $  379,754 $   377,378 $     517,151
                          ===========  ===========   ===========   ===========    =========   ==========   ===========

Low Income Housing Credits per limited partner unit was as follows for the years ended December 31:

                                        2000              1999               1998               1997              1996
                             ----------------   ---------------    ---------------   ----------------   ---------------

 Federal                           $     117         $     117          $     117          $     117         $     116
 State                                                       -
                                           -                                    9                 27                37
                             ----------------   ---------------    ---------------   ----------------   ---------------
 Total                             $     117         $     117          $     126          $     144         $     153
                             ================   ===============    ===============   ================   ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $281,525 in cash and aggregate investments in the fifteen Local Limited Partnerships of $4,391,885. Liabilities at March 31, 2001 primarily consisted of $1,448,236 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. The Partnership's net loss for the year ended March 31, 2001 was $(1,233,000), reflecting an increase of $223,000 from the net loss experienced for the year ended December 31, 2000. The increase in net loss is primarily due to equity in losses of Local Partnerships which increased by $223,000 to $(960,000) for the year ended March 31, 2001 from $(737,000) for the year ended March 31, 2000. The increase in equity in losses of limited partnerships is due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. This increase was offset by the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. Net cash used during the year ended March 31, 2001 was $(33,000), compared to net cash used for the year ended March 31, 2000 of $(50,000). The change was due primarily to the Partnership advancing approximately $39,000 to two Local Limited Partnerships to cover operating cash deficits during the year ended March 31, 2000 and approximately $21,000 during the year ended March 31, 2001. In addition, the Partnership experienced an increase in cash paid to the General Partner for annual management fees of $30,000 which was offset by an increase in distributions received from Local Limited Partnerships of $29,000.

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

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2001 and 2000, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2000, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2000 and 1999, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $2,267,000 and $2,379,000, respectively.

During the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist of related party management fees due to the General Partner, increased by $170,000, $201,000, $33,000 and $208,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 71% and 74% of the total assets of the Partnership at March 31, 2001 and 2000. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.




                                           /S/ BDO SEIDMAN, LLP
                                               BDO SEIDMAN, LLP
Orange County, California
May 11, 2001

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                 See accompanying notes to financial statements


                                                                                   March 31
                                                                         ------------------------------

                                                                             2001             2000
                                                                         -------------    -------------


ASSETS

Cash and cash equivalents                                              $      281,525   $      314,630
Investments in limited partnerships, net (Note 2)                           4,391,885        5,442,623
Due from affiliates (Note 2)                                                   59,554           38,540
                                                                         -------------    -------------

                                                                       $    4,732,964   $    5,795,793
                                                                         =============    =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses  due to General  Partner and  affiliates
     (Note 3)                                                          $    1,448,236   $    1,278,242
                                                                         -------------    -------------

Commitments and contingencies

Partners' equity (deficit):
    General partner                                                          (132,415)        (120,087)
    Limited  partners (20,000 units  authorized;  17,726 units issued
     and outstanding)                                                       3,417,143        4,637,638
                                                                         -------------    -------------

      Total partners' equity (deficit)                                      3,284,728        4,517,551
                                                                         -------------    -------------

                                                                       $    4,732,964   $    5,795,793
                                                                         =============    =============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                                                            For the

                                                   For the               Three Months       For the Year
                                                 Years Ended              Ended March          Ended
                                                   March 31                   31            December 31
                                         -----------------------------   --------------    ---------------

                                             2001            2000             1999              1998
                                         -------------    ------------   ---------------   ---------------


Interest income                        $       16,193   $      16,614  $          4,060  $         16,353
Distribution income                             1,500           1,500                 -                 -
                                         -------------    ------------   ---------------   ---------------

   Total income                                17,693          18,114             4,060            16,353
                                         -------------    ------------   ---------------   ---------------

Operating expenses:
   Amortization (Note 2)                       53,228          53,215            13,307            53,228
   Asset management fees (Note 3)             210,084         210,084            52,521           210,084
   Other                                       26,735          28,295             7,230            27,580
                                         -------------    ------------   ---------------   ---------------

    Total operating expenses                  290,047         291,594            73,058           290,892
                                         -------------    ------------   ---------------   ---------------

Loss from operations                         (272,354)       (273,480)          (68,998)         (274,539)

Equity in losses of limited
    partnerships (Note 2)                    (960,469)       (736,997)         (178,363)         (782,729)
                                         -------------    ------------   ---------------   ---------------


Net loss                               $   (1,232,823)  $  (1,010,477) $       (247,361) $     (1,057,268)
                                         =============    ============    ===============    ===============

Net loss allocated to:
   General partner                     $      (12,328)  $     (10,105) $          (2,474) $       (10,573)
                                         =============    ============   ===============   ===============

   Limited partners                    $   (1,220,495)  $  (1,000,372) $        (244,887) $    (1,046,695)
                                         =============    ============    ===============   =============
Net loss per limited partner unit      $       (68.85) $       (56.44) $          (13.82) $        (59.05)
                                         =============    ============   ===============   ===============

Outstanding     weighted     limited
  partner units                                17,726          17,726            17,726            17,726
                                         =============    ============   ===============   ===============


                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For the Years Ended March 31, 2001 and 2000,
                  For the Three Months Ended March 31, 1999 and
                      For the Year Ended December 31, 1998


                                                               General             Limited
                                                               Partner             Partners            Total
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at January 1, 1998             $        (96,935)  $       6,929,592   $     6,832,657

Net loss                                                           (10,573)         (1,046,695)       (1,057,268)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at December 31, 1998                   (107,508)          5,882,897         5,775,389

Net loss                                                            (2,474)           (244,887)         (247,361)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 1999                      (109,982)          5,638,010         5,528,028

Net loss                                                           (10,105)         (1,000,372)       (1,010,477)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2000                      (120,087)          4,637,638         4,517,551

Net loss                                                           (12,328)         (1,220,495)       (1,232,823)
                                                            ---------------      ---------------    ---------------
Partners' equity (deficit) at March 31, 2001              $       (132,415) $        3,417,143   $     3,284,728
                                                            ===============     ===============    ===============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS





                                                   For the Years                For the           For the
                                                                             Three Months
                                                                              Ended March       Year Ended
                                                  Ended March 31                  31            December 31
                                           ------------------------------    --------------    --------------

                                              2001             2000               1999             1998
                                           ------------    --------------     -------------    --------------


Cash                                                   flows from operating
                                                       activities: )
   Net loss                               $  (1,232,823) $      (1,010,477)  $     (247,361 )$     (1,057,268)
   Adjustments  to  reconcile  net loss
     to
     net cash used in operating
     activities:
     Amortization                                53,228            53,215            13,307            53,228
     Equity in losses of limited
       partnerships                             960,469           736,997           178,363           782,729
     Change in due from affiliates              (21,014)          (38,540)                -                 -
     Increase in accrued fees and
       expenses due to General Partner
       and affiliates                           169,994           200,857            33,078           207,991
                                           ------------    --------------     -------------    --------------

Net cash used in operating activities          (70,146)           (57,948)          (22,613)          (13,320)
                                           ------------    --------------     -------------    --------------

Cash flows from investing activities:
   Distributions      from      limited
    partnerships                                37,041              7,725             7,712            15,696
                                           ------------    --------------     -------------    --------------

Net  cash   provided   by   (used   in)
    investing activities                        37,041              7,725             7,712            15,696
                                           ------------    --------------     -------------    --------------

Net increase (decrease) in cash and
  cash equivalents                             (33,105)           (50,223)          (14,901)            2,376

Cash and cash equivalents, beginning
  of period                                    314,630            364,853           379,754           377,378
                                           ------------    --------------     -------------    --------------

Cash and cash equivalents, end of
  period                                 $     281,525    $       314,630    $      364,853   $       379,754
                                           ============     ==============     =============    ==============


SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
    Taxes paid                           $         800    $           800    $            -   $           800
                                           ============     ==============     =============    ==============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Years Ended March 31, 2001 and 2000,
                  For the Three Months Ended March 31, 1999 and
                      For the Year Ended December 31, 1998


                                       24
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

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

Change in Reporting Year End
----------------------------

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For the Three Months Ended March 31, 1999 and
                      For the Year Ended December 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties
-----------------------

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

Losses from limited partnerships for the year ended December 31, 1998 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from limited partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2000, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2001, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Reporting Comprehensive Income
------------------------------

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2001 and 2000 are approximately $2,279,000 and $2,155,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2001 and 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2001 and 2000, and the three months ended March 31, 1999, amounting to approximately $443,391, $556,141 and $166,072, respectively, have not been recognized. The Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $567,892, has not been recognized. As of March 31, 2001, the aggregate share of net losses not recognized by the Partnership amounted to $1,886,271.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                           For the Years Ended         For the Three        For the
                                                                                        Months Ended      Year Ended
                                                                March 31                  March 31        December 31
                                                     --------------------------------  ---------------   --------------

                                                          2001             2000              1999            1998
                                                     ---------------  ---------------   ---------------  --------------

Investments per balance sheet, beginning of period $       5,442,623 $     6,240,560  $      6,439,942 $     7,291,595
Distributions received                                       (37,041)         (7,725)           (7,712)        (15,696)
Equity in losses of limited partnerships                    (960,469)       (736,997)         (178,363)       (782,729)
Amortization of paid acquisition fees and costs              (53,228)        (53,215)          (13,307)        (53,228)
                                                     ---------------  ---------------   ---------------  --------------

Investments per balance sheet, end of period       $      4,391,885 $      5,442,623  $      6,240,560 $     6,439,942
                                                     ===============  ===============   ===============  ==============

-------------------------------------------------------

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2000               1999
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements,(net of accumulated
   depreciation for 2000 and 1999 of $10,331,000 and
   $9,065,000, respectively)                                                  $     28,951,000   $     30,062,000
Land                                                                                 2,465,000          2,465,000
Other assets                                                                         2,895,000          2,813,000
                                                                                ---------------    ---------------

                                                                              $     34,311,000   $     35,340,000
                                                                                ===============    ===============

LIABILITIES

Mortgage and construction loans payable                                       $     28,298,000   $     28,410,000
Due to related parties                                                                 757,000            715,000
Other liabilities                                                                    2,944,000          2,657,000
                                                                                ---------------    ---------------

                                                                                    31,999,000         31,782,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits II, L.P.                                          2,113,000          3,288,000
Other partners                                                                         199,000            270,000
                                                                                ---------------    ---------------

                                                                                     2,312,000          3,558,000
                                                                                ---------------    ---------------

                                                                              $     34,311,000   $     35,340,000
                                                                                ===============    ===============

-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000                1999               1998
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      3,194,000    $      3,077,000   $      3,034,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,210,000           2,252,000          2,220,000
  Interest expense                                                 907,000             924,000            924,000
  Depreciation and amortization                                  1,293,000           1,286,000          1,284,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                4,410,000           4,462,000          4,428,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $     (1,216,000)   $     (1,385,000) $      (1,394,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $     (1,156,000)   $     (1,310,000) $      (1,351,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (960,000)   $       (737,000) $        (783,000)
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

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2001 and 2000, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2000, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2000 and 1999, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $2,267,000 and $2,379,000, respectively.

The Partnership has advanced approximately $60,000 to three Local Limited Partnerships as of March 31, 2001 to cover operating cash deficits, which is presented as Due from Affiliates in the accompanying 2001 balance sheet.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

       Acquisition fees equal to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,595,340. Accumulated amortization of these capitalized costs was $755,966 and $417,850 as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $286,112 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $210,084 and $210,084 were incurred during the years ended March 31, 2001 and 2000, respectively, $52,521 was incurred during the three months ended March 31, 1999, and $210,084 was incurred during the year ended December 31, 1998 of which $40,000 and $10,000 were paid during the years ended March 31, 2001 and 2000, respectively, $19,400 was paid during the three months ended March 31, 1999, and $0 was paid during the year ended December 31, 1998.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

An affiliate of the General Partner provides management services for two of the properties in the Local Limited Partnerships. Management fees were earned by the affiliate in the amount of $25,391 and $26,186 for the years ended March 31, 2001 and 2000 and $7,300 for the three months ended March 31, 1999, and $40,513 for the year ended December 31, 1998. In May 1999, the affiliate of the General Partner refunded $14,503 and $2,076 of the management fees related to 1998 and 1997, respectively, in accordance with the Partnership's prospectus.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                    March 31
                                                                         --------------------------------

                                                                             2001              2000
                                                                         --------------    --------------

Reimbursement for expenses paid by the General Partner
  or an affiliate                                                      $             -   $            90

Asset management fee payable                                                 1,448,236         1,278,152
                                                                         --------------    --------------

Total                                                                  $     1,448,236   $     1,278,242
                                                                         ==============    ==============

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


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March
31, 2001 and 2000 (in thousands, except for per share data).

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2001

Income                                $          4,331    $          4,054   $          4,204    $          5,104

Operating expenses                              71,481              77,950             69,944              70,672

Equity in losses of limited
     partnerships                             (183,073)           (183,072)          (183,072)           (411,252)

Net loss                                      (250,223)           (256,968)          (248,812)           (476,820)

Loss available to limited partners            (247,721)           (254,398)          (246,324)           (472,052)

Loss per limited partner unit                      (14)                (14)               (14)                (27)

               2000

Income                                $          3,947    $          4,187   $          4,299    $          5,681

Operating expenses                              74,228              74,214             71,290              71,862

Equity in losses of limited
     partnerships                             (178,363)           (178,363)          (178,363)           (201,908)

Net loss                                      (248,644)           (248,390)          (245,354)           (268,089)

Loss available to limited partners            (246,158)           (245,906)          (242,900)           (265,408)

Loss per limited partner unit                      (14)                (14)               (14)                (14)


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

Wilfred N. Cooper, Sr., age 70, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice-Chairman, a Director, member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $210,084 and $210,084, $52,521 and $210,084 were incurred during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates, $40,000, $10,000, $19,400 and $0 of those fees during the year ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $23,500, $16,000, $0 and $1,000 during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $21,000, $21,000 and $22,000 for the General Partner for the years ended December 31, 2000, 1999 and 1998, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

Item 12  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)      Security Ownership of Management

         Neitherthe General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

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

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial statements included in Part II hereof:

      Report of Independent  Certified Public Accountants
      Balance Sheets, March 31, 2001 and 2000
      Statements of Operations for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
      Statements  of  Partners'  Equity for the years ended
      March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
      Statements of Cash Flows for the years ended
      March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
      Notes to Financial Statements

(a)(2) Financial statement schedules included in Part IV hereof:

       Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K.

       None

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

21.1 Financial Statements of Mecca Apartments II, for the years ended December 31, 2000 and 1999 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership.

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

   Report of Independent Certified Public Accountants on Financial Statement Schedules




To the Partners
California Housing Tax Credits II, L.P.


The audits referred to in our report dated May 11, 2001 relating to the 2001, 2000, 1999 and 1998 financial statements of WNC California Housing Tax Credits II, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                           /s/BDO SEIDMAN, LLP
                                              BDO SEIDMAN, LLP

Orange County, California
May 11, 2001

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                        -------------  ------------------------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------


601 Main Street Investors         Stockton,
                                  California           $ 1,656,00    $ 1,656,000  $ 3,984,000  $ 5,559,000  $ 1,693,000  $ 3,866,000

ADI Development                   Delhi,
Partners                          California              699,000        699,000    1,214,000    1,904,000      437,000    1,467,000

Bayless Garden                    Red Bluff,
Apartments Investors              California            1,110,000      1,110,000    1,276,000    2,576,000      849,000    1,727,000

Blackberry Oaks,                  Lodi,
 Ltd                              California              463,000        463,000    1,920,000    2,443,000      464,000    1,979,000

Jacob's Square                    Exeter,
                                  California            1,324,000      1,324,000    1,580,000    2,860,000      697,000    2,163,000

Mecca Apartments II               Mecca,
                                  California            2,200,000      2,200,000    2,498,000    4,361,000      669,000    3,692,000

Nevada Meadows                    Grass Valley,
                                  California              459,000        459,000    1,925,000    2,599,000      416,000    2,183,000

Northwest Tulare                  Ivanhoe,
Associates                        California            1,226,000      1,226,000    1,768,000    2,967,000      954,000    2,013,000

Orland Associates                 Orland,
                                  California              432,000        432,000    1,709,000    2,259,000      481,000    1,778,000

Pine Gate Limited                 Ahoskie,
Partnership                       California              272,000        272,000    1,447,000    1,873,000      293,000    1,580,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                       -------------  -------------------------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch Associates           Huron,
                                  California              378,000        378,000     1,339,000   1,714,000      491,000    1,223,000

Twin Pines Apartments             Groveland,
Associates                        California            1,278,000      1,278,000     1,788,000   3,332,000    1,065,000    2,267,000

Ukiah Terrace                     Ukiah,
                                  California              349,000        349,000     1,770,000   2,301,000      752,000    1,549,000

Woodlake Garden                   Woodlake,
Apartments                        California              548,000        548,000     1,924,000   2,471,000      552,000    1,919,000

Yucca-Warren Vista                Joshua Tree,
Associates                        California              520,000        520,000     2,156,000   2,529,000      518,000    2,011,000
                                                          -------        -------     ---------   ---------      -------    ---------
                                                      $12,914,000  $  12,914,000   $28,298,000 $41,748,000  $10,331,000  $31,417,000
                                                      ===========  =============   =========== ===========   ==========  ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                  ----------------------------------------------------------------------------------
                                                             For the year ended December 31,2000
                                   -------------------------------------------------------------------------------------------------
                                                                                Year Investment                    Estimated Useful
          Partnership Name         Rental Income     Net Income\(Loss)          Acquired            Status             Life (Years)
----------------------------------------------------------------------------------------------------------------------------------
601 Main Street Investors              $ 388,000           $ (328,000)          1991             Completed                  39

ADI Development Partners                 121,000              (52,000)          1991             Completed                  40

Bayless Garden
Apartments Investors                     176,000              (96,000)          1992             Completed                27.5

Blackberry Oaks, Ltd.                    218,000              (15,000)          1992             Completed                  40

Jacob's Square                           193,000             (103,000)          1993             Completed                27.5

Mecca Apartments II                      263,000             (177,000)          1993             Completed                  40

Nevada Meadows                           196,000              (41,000)          1993             Completed                  40

Northwest Tulare Associates              168,000             (123,000)          1991             Completed                27.5

Orland Associates                        202,000              (22,000)          1991             Completed                  40

Pine Gate Limited Partnership            226,000               18,000           1994             Completed                  50

Silver Birch Associates                  139,000              (42,000)          1992             Completed                27.5

Twin Pines Apartments Associates         134,000             (134,000)          1991             Completed                27.5

Ukiah Terrace                            185,000              (60,000)          1991             Completed                27.5

Woodlake Garden Apartments               183,000              (33,000)          1991             Completed                  40

Yucca-Warren Vista
Associates, Ltd.                         219,000               (8,000)          1991             Completed                  50
                                        --------                ------
                                   $   3,011,000          $(1,216,000)
                                   =============          ============

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                       -------------  -------------------------------------------------------------
                                                          As of March 31, 2000                As of December 31, 1999
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors         Stockton,
                                  California          $ 1,656,000    $ 1,656,000   $ 3,997,000   $ 5,553,000  $ 1,496,000$ 4,057,000

ADI Development Partners          Delhi,
                                  California              699,000        699,000     1,220,000     1,904,000      392,000  1,512,000

Bayless Garden                    Red Bluff,
Apartments Investors              California            1,110,000      1,110,000     1,284,000     2,570,000      754,000  1,816,000

Blackberry Oaks, Ltd              Lodi,
                                  California              463,000        463,000     1,930,000     2,430,000      403,000  2,027,000

Jacob's Square                    Exeter,
                                  California            1,324,000      1,324,000     1,586,000     2,860,000      597,000  2,263,000

Mecca Apartments II               Mecca,
                                  California            2,200,000      2,200,000     2,512,000     4,361,000      553,000  3,808,000

Nevada Meadows                    Grass Valley,
                                  California              459,000        459,000     1,778,000     2,599,000      354,000  2,245,000

Northwest Tulare                  Ivanhoe,
Associates                        California            1,226,000      1,226,000     1,933,000     2,959,000      856,000  2,103,000

Orland Associates                 Orland,
                                  California              432,000        432,000     1,714,000     2,250,000      425,000  1,825,000

Pine Gate Limited                 Ahoskie,
Partnership                       California              272,000        272,000     1,452,000     1,803,000      243,000  1,560,000


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                      ---------------  -----------------------------------------------------------
                                                          As of March 31, 2000               As of December 31, 1999
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
-----------------------------------------------------------------------------------------------------------------------------------

Silver Birch Associates           Huron,
                                  California              378,000        378,000     1,343,000     1,714,000     431,000   1,283,000

Twin Pines Apartments             Groveland,
Associates                        California            1,278,000      1,278,000     1,788,000     3,316,000     938,000   2,378,000

Ukiah Terrace                     Ukiah,
                                  California              349,000        349,000     1,775,000     2,301,000     673,000   1,628,000

Woodlake Garden                   Woodlake,
Apartments                        California              548,000        548,000     1,936,000     2,458,000     481,000   1,977,000

Yucca-Warren Vista                Joshua Tree,
Associates                        California              520,000        520,000     2,162,000     2,514,000     469,000   2,045,000
                                                          -------        -------     ---------     ---------     -------   ---------

                                                      $12,914,000    $12,914,000   $28,410,000   $41,592,000  $9,065,000 $32,527,000
                                                      ===========    ===========   ===========   ===========  ==========  ==========


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000


                                   -------------------------------------------------------------------------------------------------
                                                             For the year ended December 31,1999
                                   -------------------------------------------------------------------------------------------------
                                                                                Year Investment                    Estimated Useful
          Partnership Name         Rental Income     Net Income\(Loss)          Acquired            Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors             $ 360,000            $ (351,000)          1991             Completed                 39

ADI Development Partners                121,000               (56,000)          1991             Completed                 40

Bayless Garden
Apartments Investors                    163,000              (124,000)          1992             Completed               27.5

Blackberry Oaks, Ltd.                   214,000               (19,000)          1992             Completed                 40

Jacob's Square                          186,000              (109,000)          1993             Completed               27.5

Mecca Apartments II                     261,000              (158,000)          1993             Completed                 40

Nevada Meadows                          195,000               (37,000)          1993             Completed                 40

Northwest
Tulare Associates                       171,000              (123,000)          1991             Completed               27.5

Orland Associates                       202,000               (11,000)          1991             Completed                 40

Pine Gate
Limited Partnership                     226,000                 8,000           1994             Completed                 50

Silver Birch Associates                 134,000               (29,000)          1992             Completed               27.5

Twin Pines
Apartments Associates                    99,000              (236,000)          1991             Completed               27.5

Ukiah Terrace                           184,000               (56,000)          1991             Completed               27.5

Woodlake
Garden Apartments                       182,000               (59,000)          1991             Completed                 40

Yucca-Warren
Vista Associates, Ltd.                  223,000               (25,000)          1991             Completed                 50
                                       --------               --------
                                     $2,921,000           $(1,385,000)
                                     ==========           ============


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                 -----------------------------------------------------------------------------------
                                                          As of March 31, 1999               As of December 31, 1998
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
-------------------------------------------------------------------------------------------------------

601 Main Street Investors         Stockton,
                                  California           $1,656,000     $1,656,000    $4,011,000   $5,553,000   $1,294,000  $4,259,000

ADI Development Partners          Delhi,
                                  California              699,000        699,000     1,226,000    1,898,000      348,000   1,550,000

Bayless Garden                    Red Bluff,
Apartments Investors              California            1,110,000      1,110,000     1,291,000    2,560,000      655,000   1,905,000

Blackberry Oaks, Ltd              Lodi,
                                  California              463,000        463,000     1,934,000    2,419,000      344,000   2,075,000

Jacob's Square                    Exeter,
                                  California            1,324,000      1,324,000     1,717,000    2,860,000      497,000   2,363,000

Mecca Apartments II               Mecca,
                                  California            2,200,000      2,200,000     2,519,000    4,361,000      436,000   3,925,000

Nevada Meadows                    Grass Valley,
                                  California              459,000        459,000     1,940,000    2,593,000      292,000   2,301,000

Northwest Tulare Associates       Ivanhoe,
                                  California            1,226,000      1,226,000     1,787,000    2,952,000      754,000   2,198,000

Orland Associates                 Orland,
                                  California              432,000        432,000     1,718,000    2,246,000      371,000   1,875,000

Pine Gate Limited Partnership     Ahoskie,
                                  California              272,000        272,000     1,458,000    1,801,000      204,000   1,597,000


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                       ---------------------------------------------------------------------------
                                                          As of March 31, 1999               As of December 31, 1998
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch Associates           Huron,
                                  California               378,000       378,000       1,347,000    1,714,000    368,000   1,346,000

Twin Pines Apartments             Groveland,
Associates                        California             1,278,000     1,278,000       1,789,000    3,285,000    812,000   2,473,000

Ukiah Terrace                     Ukiah,
                                  California               349,000       349,000       1,779,000    2,280,000    596,000   1,684,000

Woodlake Garden                   Woodlake,
Apartments                        California               548,000       548,000       1,943,000    2,423,000    412,000   2,011,000

Yucca-Warren Vista                Joshua Tree,
Associates                        California               520,000       520,000       2,167,000    2,513,000    410,000   2,103,000
                                                           -------       -------       ---------    ---------    -------   ---------

                                                       $12,914,000   $12,914,000     $28,626,000  $41,458,000$ 7,793,000 $33,665,000
                                                       ===========   ===========     ===========   ========== ==========  ==========



                                       39

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                           ----------------------------------------------------------------------------------------
                                                             For the year ended December 31,1998
                                   -------------------------------------------------------------------------------------------------
                                                                                Year Investment                    Estimated Useful
          Partnership Name         Rental Income            Net  Loss           Acquired            Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors              $366,000             $(353,000)          1991            Completed                 39

ADI Development Partners                119,000               (44,000)          1991            Completed                 40

Bayless Garden
Apartments Investors                    168,000               (99,000)          1992            Completed               27.5

Blackberry Oaks, Ltd.                   206,000               (17,000)          1992            Completed                 40

Jacob's Square                          183,000              (109,000)          1993            Completed               27.5

Mecca Apartments II                     252,000              (164,000)          1993            Completed                 40

Nevada Meadows                          192,000               (20,000)          1993            Completed                 40

Northwest
Tulare Associates                       183,000              (117,000)          1991            Completed               27.5

Orland Associates                       187,000               (21,000)          1991            Completed                 40

Pine Gate
Limited Partnership                     225,000                (6,000)          1994            Completed                 50

Silver Birch Associates                 129,000               (36,000)          1992            Completed               27.5

Twin Pines
Apartments Associates                    95,000              (263,000)          1991            Completed               27.5

Ukiah Terrace                           179,000               (54,000)          1991            Completed               27.5

Woodlake Garden Apartments              181,000               (52,000)          1991            Completed                 40

Yucca-Warren
Vista Associates, Ltd.                  214,000               (39,000)          1991            Completed                 50
                                        -------               --------
                                    $ 2,879,000          $ (1,394,000)
                                    ===========           ============


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                 ---------------------------------------------------------------------------------
                                                                 As of   December 31,1998
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors         Stockton,
                                  California           $1,656,000     $1,656,000    $4,011,000   $5,553,000  $1,294,000   $4,259,000

ADI Development Partners          Delhi,
                                  California              699,000        699,000     1,226,000    1,898,000     348,000    1,550,000

Bayless Garden                    Red Bluff,
Apartments Investors              California            1,110,000      1,110,000     1,291,000    2,560,000     655,000    1,905,000

Blackberry Oaks, Ltd              Lodi,
                                  California              463,000        463,000     1,934,000    2,419,000     344,000    2,075,000

Jacob's Square                    Exeter,
                                  California            1,324,000      1,324,000     1,717,000    2,860,000     497,000    2,363,000

Mecca Apartments II               Mecca,
                                  California            2,200,000      2,200,000     2,519,000    4,361,000     436,000    3,925,000

Nevada Meadows                    Grass Valley,
                                  California              459,000        459,000     1,940,000    2,593,000     292,000    2,301,000

Northwest Tulare Associates       Ivanhoe,
                                  California            1,226,000      1,226,000     1,787,000    2,952,000     754,000    2,198,000

Orland Associates                 Orland,
                                  California              432,000        432,000     1,718,000    2,246,000     371,000    1,875,000

Pine Gate Limited                 Ahoskie,
Partnership                       California              272,000        272,000     1,458,000    1,801,000     204,000    1,597,000


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                        ----------------------------------------------------------------------------
                                                                 As of   December 31,1998
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
-----------------------------------------------------------------------------------------------------------------------------------

Silver Birch Associates           Huron,
                                  California                378,000      378,000      1,347,000    1,714,000    368,000    1,346,000
Twin Pines Apartments             Groveland,
Associates                        California              1,278,000    1,278,000      1,789,000    3,285,000    812,000    2,473,000

Ukiah Terrace                     Ukiah,
                                  California                349,000      349,000      1,779,000    2,280,000    596,000    1,684,000

Woodlake Garden                   Woodlake,
Apartments                        California                548,000      548,000      1,943,000    2,423,000    412,000    2,011,000

Yucca-Warren                      Joshua Tree,
Vista Associates                  California                520,000      520,000      2,167,000    2,513,000    410,000    2,103,000
                                                            -------      -------      ---------    ---------    -------    ---------
                                                        $12,914,000  $12,914,000    $28,626,000  $41,458,000 $7,793,000  $33,665,000
                                                        ===========  ===========    ===========  =========== ==========  ===========


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998


                                  -------------------------------------------------------------------------------------------------
                                                            For the year ended December 31,1998
                                   -------------------------------------------------------------------------------------------------
                                                                                Year Investment                    Estimated Useful
          Partnership Name         Rental Income              Net  Loss         Acquired            Status             Life (Years)
-----------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors               $366,000            $(353,000)          1991             Completed               39

ADI Development Partners                 119,000              (44,000)          1991             Completed               40

Bayless Garden
Apartments Investors                     168,000              (99,000)          1992             Completed             27.5

Blackberry Oaks, Ltd.                    206,000              (17,000)          1992             Completed               40

Jacob's Square                           183,000             (109,000)          1993             Completed             27.5

Mecca Apartments II                      252,000             (164,000)          1993             Completed               40

Nevada Meadows                           192,000              (20,000)          1993             Completed               40

Northwest
Tulare Associates                        183,000             (117,000)          1991             Completed             27.5

Orland Associates                        187,000              (21,000)          1991             Completed               40

Pine Gate
Limited Partnership                      225,000               (6,000)          1994             Completed               50

Silver Birch Associates                  129,000              (36,000)          1992             Completed             27.5

Twin Pines
Apartments Associates                     95,000             (263,000)          1991             Completed             27.5

Ukiah Terrace                            179,000              (54,000)          1991             Completed             27.5

Woodlake Garden Apartments               181,000              (52,000)          1991             Completed               40

Yucca-Warren Vista
Associates, Ltd.                         214,000              (39,000)          1991             Completed               50
                                         -------              --------
                                     $ 2,879,000         $ (1,394,000)
                                     ===========         =============

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

Date: June 21, 2001


By:  /s/ Thomas J. Riha
Thomas J. Riha, Vice-President - Chief Financial
Officer of WNC & Associates, Inc.

Date: June 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: June 21, 2001


By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date June 21, 2001


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: June 21, 2001

Exhibit
Number Exhibit Description

EX-21.1Financial  Statements  of  Mecca  Apartments  II,  for  the  years  ended
       December 31, 2000 and 1999 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership.

                               Mecca Apartments II

                                Table of Contents

                                                                    Page
Independent Auditors' Report                                          48

Financial Statements

         Balance Sheet                                                49
         Statement of Income                                          50
         Statement of Cash Flows                                      52
         Notes to Financial Statements                                53

                               Mecca Apartments II
                       (A California Limited Partnership)









                              Financial Statements
                 For The Years Ended December 31, 2000 and 1999

                                                             January 22, 2001

To the Partners of
Mecca Apartments II

                          Independent Auditor's Report

         We have audited the accompanying balance sheets of Mecca Apartments II, as of December 31, 2000, and 1999, and the related statements of income and changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments II, as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         Our audit was conducted for the purposes of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                     ROBERT G. CLAPHAM
                                                     ACCOUNTANCY CORPORATION

                                                     By

                                                     President

                               Mecca Apartments II
                               -------------------
                                 BALANCE SHEETS
                                 --------------
                         At December 31, 2000, and 1999
                         ------------------------------


                Assets                                    2000                                          1999
                ------                                    ----                                          ----
Cash    - on hand                                $         100                              100
        - revenue accounts                             135,914          136,014         159,497         159,597
                                                       -------                          -------
Accounts receivable
        - tenants                                                         6,272                             520

Prepaid expenses and deposits                                             4,007                           3,160

Deposits for taxes and insurance                                          9,247                          10,059

Tenants' security deposits                                               24,446                          22,453
                                                                         ------                          -------
                Total current assets                                    179,986                         195,789


Replacement reserve                                                      80,761                          65,119

Operating reserve                                                        87,691                          77,522


Land                                                    259,698                         259,698
Buildings and improvements                            3,961,851                       3,961,851
Furniture and equipment                                 139,749                         139,749
                                                        -------                         -------
                                                      4,361,298                       4,361,298
Less accumulated depreciation                           669,164       3,692,134         552,809       3,808,489
                                                        -------                         -------
Deferred organization and financing
          costs, less accumulated amortization                          177,179                         191,284
                                                                        -------                         -------
                                                                     $4,217,751                       4,338,203
                                                                     ==========                       =========

                                    The accompanying notes are an integral part
                                            of the financial statements

                               Mecca Apartments II
                               -------------------
                                 BALANCE SHEETS
                                 --------------
                         At December 31, 2000, and 1999
                         ------------------------------






                Liabilities                        2000              1999
                -----------                                            ----
Accounts payable, trade                          $     7,207              14,138
Accrued interest                                       5,328               5,379
Tenant's security deposits                            23,438              22,680
Prepaid rent                                           1,396              22,261
Portion of notes payable
       due within one year                             7,341               6,694
                                                       -----               -----
           Total current liabilities                  44,710              51,152



Deferred laundry income                                                    1,500

Notes payable, secured by real property   2,505,729          2,512,423

Less current portion due within one year      7,341 2,498,388    6,694 2,505,729
                                              -----              ------
Deferred interest                                     379,750            307,813

Pertners'capital                                    1,294,903          1,472,009
                                                    ---------          ---------
                                                    4,417,751          4,338,203
                                                    =========          =========

                               Mecca Apartments II

                               STATEMENT OF INCOME

                 For the Years ended December 31, 2000, and 1999



                                                         2000                    1999
        Tenants' rent, gross potential                   $263,784                       263,784
        Less vacancy loss                                     610      263,174            2,677        261,107
                                                              --       -------            -----        -------
        Laundry concession                                 10,601                        10,206
        Interest income                                    10,948                         8,924
        Other income                                        3,167       24,716            4,244        23,374
                                                            -----       ------            ------       ------
                                                                       287,890                        284,481
            Salaries                                       22,171       --------         21,540
            Office expenses                                 3,413                         3,475
            Management fee                                 14,080                           454
            Telephone                                       1,715                           494
            Legal                                           -                               325
            Auditing                                        5,800                         5,800
            Bad debts                                          78                           650
            Other                                           5,480       52,737            2,995        35,733
            Utilities                                       -----                         -----
            Electricity                                     6,119                         5,908
            Water and sewer                                11,044                        11,454
            Gas                                             1,989       19,152            1,853        19,215
        Operating and Maintenance                           -----                         -----
            Exterminating                                   1,434                         1,091
            Rubbish                                         9,736                        10,108
            Grounds                                        12,454                        13,387
            Materials and supplies                         10,299                         3,097
            Repairs contract and payroll                   18,174                        38,785
            Painting and decorating                         7,591       59,688            3,693        70,161
        Depreciation                                        -----      116,355            -----           116,675






                                    The accompanying notes are an integral part
                                           of the financial statements






                                                             2000                                    1999

        Taxes and Insurance
            Real property taxes                            14,263                         13,731
            Other taxes                                     3,944                          4,070
            Insurance                                      13,119      31,326             11,320     29,121
                                                           ------                         ------
        Interest                                                      136,157                       136,751

        Amortization                                                   14,105                        34,332
                                                                      -------                        ------
                                                                      429,520                       441,988
        Net operating los  for the year                               -------
                                                                     (141,630)                     (157,507)
        Partners' fees                                                 35,000                          -
        Net (loss) for the year                                        ------                       --------
                                                                    $(176,630)                     (157,507)
                                                                    ==========                      ========


                                                 Mecca Apartments II

                                               STATEMENT OF CASH FLOWS

                                   For the Years ended December 31, 2000, and 1999


                                                             1999                   2000
Cash Flows provided by (Used for)
Operating Activities
       Cash collected from tenants
           and concessionaires                             $264,401                        272,891
       Cash paid to suppliers and employees                (200,499)                     (141,762)
       Interest paid - mortgage                             (64,271)                      (64,861)
       Interest collected                                    10,948                         8,924
       Withdrawals from (deposits to)
            restricted cash, net                             (1,181)                        8,241
       Net cash flows provided by (used
           for) operating activities                                        9,398                         83,433
Cash Flows Provided by (Used for)
Financing Activities
       Payments on loans                                     (6,694)                       (6,106)
       Distributions                                           (476)                            -
       Net cash flows provided by (used                     ---------                      ---------
           for) financing activities                                       (7,170)                        (6,106)
Cash Flows Provided by (Used for)
Investing Activities
       Deposits to restricted cash                          (25,811)                      (24,937)
       Net cash flows provided by (used
           for) investing activities                                      (25,811)                       (24,937)
                                                                          --------                       ---------
Increase (decrease) in cash    -                                          (23,583)                        52,390
Unrestricted cash, beginning of year                                      159,597                        107,207
                                                                          -------                       ----------
Unrestricted cash, end of year                                          $ 136,014                        159,597
                                                                        ==========                       =========




                                     The accompanying notes are an integral part
                                             of the financial statements

                                                        2000                     1999
                                                       ------                    ------
Reconcilation of Net Income eith Cash
Provided by(Used for) Operating Activities


     Net incom(loss) for the year                  $(176,630)          (157,507)
     Add deprciation and amortization                130,460            151,007
     Deferred interest                                71,937             71,937
     Deferred income                                  (1,500)   24,267   (1,920)   63,517
                                                     --------            -------   ------


     (Increase) decrease in assets:
         Accounts receivable                          (5,752)               203
         Prepaid expenses and deposits                  (847)               218
         Restricted cash                              (1,181)             8,241

     Increase (decrease)in liabilities:
        Accounts payable and
           accrued liabilities                        (6,982)             8,469
        Other libilities                                 107   (14,869)   2,785    19,916
                                                      -------  --------   -----    -------

Cash flows provided by(used for) operating activisies          $ 9,398             83,433
                                                               =======             =======

                               Mecca Apartments II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000



Note 1.  Organization
         The partnership was organized to develop and operate low-income housing in the City of Mecca, California. The property included in the financial statements consists of sixty units of rental housing placed in service in 1995. The partnership has entered into an agreement with the State of California Tax Credit Allowance Committee; under the terms of which the partnership will be allocated federal low-income housing credits which will be passed through to the partners for the ten year period following initial occupancy of the housing. The credits are to be 8.72% of the eligible basis up to a maximum credit of $387,873 per year. Agreements with the Tax Credit Allocation Committee and the lender place substantial restrictions on the use and operation of the housing, including restrictions on rents, expenditures and withdrawals and requirements that various restricted cash deposits be maintained.
Note 2.  Accounting Principles
         The partnership uses the accrual basis, in that income is recorded as earned and expenses as they are incurred.
         Income from rents is recorded at the gross potential amount, with losses due to vacancy of bad debts shown as reductions of income and free or reduced-rate occupancy by on-site employees is shown as an expense. Losses from bad debts are recorded at the time a tenant vacates a unit owing more than the amount of the security deposit.
         Expenses incurred that expire over a period of time are pro-rated over the time period.
         Property and equipment is recorded at cost; depreciation is provided using the straight-line method over estimated lives of 40 years for the building and 5 to 7 years for furnishings. Repairs and routine replacement of assets will be recorded as a current expense. Major renovations or replacements of a significant part of a group of assets are recorded as additions to property and disposal of the assets being replaced.

         Estimates are used to determine amounts in financial statements. Actual results may vary from those estimates. Expenses being incurred during the construction period related to financing have been deferred. These costs will be amortized over a thirty-year period on the straight-line.
Note 3.  Accounts Receivable
         The details of accounts receivable are presented in the supplementary data following the financial statements.
Note 4.  Prepaid Expenses and Deposits
         At December 31, 2000, prepaid expenses consisted of the following:
                Insurance                         $4,006
Note 5.  Replacement Reserve Deposits
         The partnership is required to make deposits of $1,193 per month to a savings account at Southern California Bank to accumulate funds for the replacement of assets, and $554 to another account as an operating reserve. A schedule of the activity in these reserve accounts is included in the supplementary data.
Note 6.  Notes Payable
         The notes payable consist of a loan with an original balance of $715,000 payable in monthly installments of $5,914, including interest at 9.25% per annum, due January 1, 2026, a loan with a balance of $500,000 from the County of Riverside Home Funds, payable together with accumulated simple interest of 6.5% per annum, over a fifteen-year period beginning May, 2010, in monthly payments of $8,469 including interest at 6.5% per annum, and a loan with a balance of $1,314,577 from the Rental Housing construction program of the State of California Department of Housing and Community Development, bearing simple interest at 3% per annum, on which payments of interest and principal will be deferred, unless the operation of the property generates surplus cash in excess of allowable distributions. The amounts of principal due in each of the five years after December 31, 2000, except for payments that might be required from surplus cash, and the amount due after five years are as follows:
             2001                                         $  7,341
             2002                                            8,050
             2003                                            8,827
             2004                                            9,679
             2005                                           10,612
             Total thereafter                            2,461,220

Note 7.  Property Taxes
         The managing general partner is Indio Housing Development Corporation, an organization exempt from income taxes under the provisions of Internal Revenue Code Section 501(c)(3). As a provider of rental housing to qualifying low income families, the partnership qualifies for a welfare exemption from a portion of the property taxes assessed by the County of Riverside.