Form 10-Q
period 2001-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2001-08-13
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057



                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2001



PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Balance Sheets
                 As of June 30, 2001 and March 31, 2001........................2

        Statements of Operations
                 For the three months ended June 30, 2001 and 2000.............3

        Statement of Partners' Equity (Deficit)
                 For the three months ended June 30, 2001......................4

        Statements of Cash Flows
                 For the three months ended June 30, 2001 and 2000.............5

        Notes to Financial Statements..........................................6

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................11

        Item 3. Quantitative and Qualitative Disclosures About Market Risks...12

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.............................................12

        Item 6. Exhibits and Reports on Form 8-K..............................12

        Signatures        ................................................. ..13

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                       June 30, 2001              March 31, 2001
                                                                        Three Months               Three Months
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               294,865      $            281,525
Investments in limited partnerships, net (Note 2)                              4,218,610                 4,391,885
Other assets                                                                      56,540                    59,554
                                                                  -----------------------      --------------------
                                                                 $             4,570,015      $          4,732,964
                                                                   =======================      ====================

LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)
Liabilities:
 Accrued fees and expenses due to
 General Partner and affiliates (Note 3)                         $             1,495,663      $          1,448,236
                                                                   -----------------------      --------------------
Partners' equity (deficit):
   General partner                                                              (134,519)                 (132,415)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                     3,208,871                 3,417,143
                                                                  -----------------------      --------------------
Total partners' equity                                                         3,074,352                 3,284,728
                                                                   -----------------------      --------------------
                                                                 $             4,570,015      $          4,732,964
                                                                   =======================      ====================




                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                        2001                              2000
                                                             --------------------------         -------------------------
    Interest income                                        $                     2,801        $                    4,331
                                                             --------------------------         -------------------------
    Operating expenses:
      Amortization (Note 2)                                                      9,438                            13,307
      Asset management fees (Note 3)                                            52,521                            52,521
      Legal and accounting                                                       1,730                             1,853
      Other                                                                      3,975                             3,800
                                                             --------------------------         -------------------------
        Total operating expenses                                                67,664                            71,481
                                                             --------------------------         -------------------------
    Loss from operations                                                       (64,863)                          (67,150)
                                                             --------------------------         -------------------------
    Equity in losses of
     limited partnerships (Note 2)                                            (145,513)                         (183,073)
                                                             --------------------------         -------------------------
    Net loss                                               $                  (210,376)        $                (250,223)
                                                             ==========================         =========================
    Net loss allocated to:
      General partner                                      $                    (2,104)        $                  (2,502)
                                                             ============== ============         =========================
      Limited partners                                     $                  (208,272)        $                (247,721)
                                                             ==========================         =========================
    Net loss per limited partnership unit                                          (12)                              (14)
                                                             ==========================         =========================
    Outstanding weighted limited partner units                                  17,726                            17,726
                                                             ==========================         =========================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2001
                                   (unaudited)

                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at March 31, 2001       $        (132,415)    $        3,417,143       $      3,284,728

Net loss                                                      (2,104)              (208,272)              (210,376)
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at June 30, 2001        $        (134,519)    $        3,208,871       $      3,074,352
                                                     =================     ==================       ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                                                                2001                    2000
                                                                           -----------------        ----------------

Cash flows from operating activities:
  Net loss                                                               $        (210,376)       $        (250,223)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                 9,438                   13,307
        Equity in losses of limited partnerships                                   145,513                  183,073
        Change in other assets                                                       3,014                  (21,015)
        Change in accrued fees and expense due to
        General Partner and affiliates                                              47,427                   52,431
                                                                           -----------------        ----------------
          Net cash used in operating activities                                     (4,984)                 (22,427)
                                                                           -----------------        ----------------
Cash flows from investing activities:
  Distribution from limited partnerships                                            18,324                        -
                                                                           -----------------        ----------------
Net increase (decrease) in cash and cash equivalents                                13,340                  (22,427)

Cash and cash equivalents, beginning of period                                     281,525                  314,630
                                                                           -----------------        ----------------
Cash and cash equivalents, end of period                                 $         294,865        $         292,203
                                                                           =================        ================
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Taxes paid                                                             $             800        $             800
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                             For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

Organization
------------
WNC California Housing Tax Credits II, L.P., a California Limited Partnership (the "Partnership"), was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

The Partnership Agreement authorized the sale of up to 20,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in January 1993 at which time 17,726 Units, representing subscriptions in the amount of $17,726,000, had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investments (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sales or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to the Limited Partners.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------
The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk
----------------------------
At June 30, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Three                    For the Year
                                                                     Months Ended                         Ended
                                                                     June 30, 2001                   March 31, 2001
                                                                ------------------------            ------------------
         Investments per balance sheet,
           beginning of period                                $              4,391,885           $         5,442,623
         Distributions received                                                (18,324)                      (37,041)
         Equity in losses of limited partnerships                             (145,513)                     (960,469)
         Amortization of paid
           acquisition fees and costs                                           (9,438)                      (53,228)
                                                               ------------------------            ------------------
         Investments per balance sheet,
           end of period                                      $              4,218,610           $         4,391,885
                                                                ========================            ==================

Selected financial information for the three months ended June 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                         2001                             2000
                                                                  --------------------              ------------------

         Revenues                                               $              799,000             $         769,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                                  553,000                       563,000
           Interest expense                                                    227,000                       231,000
           Depreciation and amortization                                       323,000                       321,000
                                                                  --------------------              ------------------
              Total expenses                                                 1,103,000                     1,115,000
                                                                  --------------------              ------------------

         Net loss                                               $             (304,000)             $       (346,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $             (301,000)             $       (328,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $             (146,000)             $       (183,000)
                                                                  ====================              ==================

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued ------------------------------------------------------- Certain Local Limited
Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the
Partnership may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $52,521 were incurred during each of the three months June 30, 2001 and 2000. The Partnership paid the General Partner or its affiliates $10,000 and $0, of those fees during each of the three months ended June 30, 2001 and 2000, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to general partner and affiliates consists of the following at:

                                                                      June 30, 2001                March 31, 2001
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
            General Partner or an affiliate                     $                 4,906     $                       -
       Asset management fee payable                                           1,490,757                     1,448,236
                                                                   ---------------------       -----------------------
                                                                $             1,495,663     $               1,448,236
                                                                   =====================       =======================

NOTE 4 - INCOME TAXES
---------------------
No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.


The following discussion and analysis compares the results of operations for the three months ended June 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.


Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $295,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $4,219,000. Liabilities at June 30, 2001 consisted of $1,496,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(210,000), reflecting a decrease of $(40,000) from the net loss of $(250,000) for the three months ended June 30, 2000. The decrease in net loss is primarily due to equity in losses of limited partnerships which decreased by $(37,000) to $(146,000) for the three months ended June 30, 2001, due to an increase in the number of investments reaching a zero balance, from $(183,000) for the three months ended June 30, 2000. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of ($3,000), due to a reduction in amortization expense for the three months ended June 30, 2001, to $(68,000) from $(71,000), for the three months ended June 30, 2000.

Cash Flows

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000. Net cash used during the three months ended June 30, 2001 was $13,000 compared to a net use of cash for the three months ended June 30, 2000 of $(22,000). The change was due to a decrease in operating expenses of $17,000 and an increase in the distributions from limited partnerships of $18,000.

During the three months ended June 30, 2001, accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $48,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.
                                       11

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By   WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner





By: /s/ Will N Cooper, Jr.
    ---------------------

Will N Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.


Date:  August 01, 2001





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.


Date:  August 01, 2001