Form 10-Q
period 2001-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2001-11-27
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___  No X
           --

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

              For the Three and Six Months Ended September 30, 2001


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
           As of September 30, 2001 and March 31, 2001.........................2

         Statements of Operations
           For the Three and Six Months ended September 30, 2001 and 2000......3

         Statement of Partners' Equity (Deficit)
           For the Six Months ended September 30, 2001.........................4

         Statements of Cash Flows
           For the Six Months ended September 30, 2001 and 2000................5

         Notes to Financial Statements.........................................6

         Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................11

         Item 3. Quantitative and Qualitative Disclosures About Market Risks..13

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................13

         Item 6. Exhibits and Reports on Form 8-K.............................13

         Signatures        ...................................................14

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                     September 30, 2001           March 31, 2001
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               265,507      $            281,525
Investments in limited partnerships, net (Note 2)                              4,016,113                 4,391,885
Other assets                                                                      57,260                    59,554
                                                                   -----------------------      --------------------

                                                                 $             4,338,880      $          4,732,964
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             1,527,011      $          1,448,236
                                                                   -----------------------      --------------------

Partners' equity (deficit):
   General partner                                                              (137,144)                 (132,415)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                     2,949,013                 3,417,143
                                                                   -----------------------      --------------------

Total partners' equity                                                         2,811,869                 3,284,728
                                                                   -----------------------      --------------------

                                                                 $             4,338,880      $          4,732,964
                                                                   =======================      ====================




                 See accompanying notes to financial statements
                                        2

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                         2001                                  2000
                                          ----------------------------------   -------------------------------------
                                           Three months        Six months        Three months         Six months
                                          ---------------    ---------------   -----------------   -----------------

    Interest income                      $         2,330    $         5,131   $           4,054   $           8,385
                                          ---------------    ---------------   -----------------   -----------------

    Operating expenses:
      Amortization (Note 2)                        9,438             18,876              13,307              26,614
      Asset management fees (Note 3)              52,521            105,042              52,521             105,042
      Legal and accounting                        11,866             13,596              10,712              12,565
      Other                                        1,030              5,005               1,410               5,210
                                          ---------------    ---------------   -----------------   -----------------

        Total operating expenses                  74,855            142,519              77,950             149,431
                                          ---------------    ---------------   -----------------   -----------------

    Loss from operations                         (72,525)          (137,388)            (73,896)           (141,046)

    Equity in losses of
     limited partnerships (Note 2)              (189,958)          (335,471)           (183,072)           (366,144)
                                          ---------------    ---------------   -----------------   -----------------

    Net loss                            $       (262,483)   $      (472,859)  $        (256,968)  $        (507,190)
                                          ===============    ===============   =================   =================

    Net loss allocated to:
      General partner                   $         (2,625)   $        (4,729)  $          (2,570)  $          (5,072)
                                          ===============    ===============   =================   =================

      Limited partners                  $       (259,858)   $      (468,130)  $        (254,398)  $        (502,118)
                                          ===============    ===============   =================   =================

    Net loss per limited partner unit   $            (15)    $          (27)  $             (14)  $             (28)
                                          ===============    ===============   =================   =================

    Outstanding weighted limited
    partner units                                 17,726             17,726              17,726              17,726
                                          ===============    ===============   =================   =================


                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2001
                                   (unaudited)




                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at March 31, 2001       $        (132,415)    $        3,417,143       $      3,284,728

Net loss                                                      (4,729)              (468,130)              (472,859)
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at September 30, 2001   $        (137,144)    $        2,949,013       $      2,811,869
                                                     =================     ==================       ================


                 See accompanying notes to financial statements
                                        4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                                                 2001                    2000
                                                                           -----------------        ----------------

Cash flows from operating activities:
  Net loss                                                               $        (472,859)       $       (507,190)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                18,876                  26,614
        Equity in losses of limited partnerships                                   335,471                 366,144
        Change in other assets                                                       2,294                 (23,515)
        Change in accrued fees and expense due
        to General Partner and affiliates                                           78,775                  88,315
                                                                           -----------------        ----------------

             Net cash used in operating activities                                 (37,443)                (49,632)
                                                                           -----------------        ----------------

Cash flows from investing activities:
    Distribution from limited partnerships                                          21,425                       -
                                                                           -----------------        ----------------

Net decrease in  cash and cash equivalents                                         (16,018)                (49,632)

Cash and cash equivalents, beginning of period                                     281,525                 314,630
                                                                           -----------------        ----------------

Cash and cash equivalents, end of period                                 $         265,507        $        264,998
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
   Taxes paid                                                            $             800        $            800
                                                                           =================        ================

                 See accompanying notes to financial statements
                                        5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)
                                       10

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30, 2001 and March 31, 2001, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                      For the Six                     For the Year
                                                                     Months Ended                         Ended
                                                                  September 30, 2001                 March 31, 2001
                                                                ------------------------            ------------------
         Investments per balance sheet,
           beginning of period                                $               4,391,885           $         5,442,623
         Distributions received                                                 (21,425)                      (37,041)
         Equity in losses of limited partnerships                              (335,471)                     (960,469)
         Amortization of capitalized
           acquisition fees and costs                                           (18,876)                      (53,228)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           end of period                                      $               4,016,113           $         4,391,885
                                                                ========================            ==================

Selected financial information for the six months ended September 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                                                                         2001                             2000
                                                                  --------------------              ------------------

         Revenues                                               $           1,597,000             $         1,539,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                               1,105,000                       1,126,000
           Interest expense                                                   453,000                         462,000
            Depreciation and amortization                                     647,000                         642,000
                                                                  --------------------              ------------------
              Total expenses                                                2,205,000                       2,230,000
                                                                  --------------------              ------------------

         Net loss                                               $            (608,000)             $         (691,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $            (601,000)             $         (655,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $            (335,000)             $         (366,000)
                                                                  ====================              ==================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

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


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $105,042 were incurred during each of the six months September 30, 2001 and 2000. The Partnership paid the General Partner or its affiliates $26,667 and $16,667 of those fees during the six months ended September 30, 2001 and 2000, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                    September 30, 2001             March 31, 2001
                                                                   ---------------------       -----------------------

       Advances from WNC & Associates, Inc.                     $                   400     $                       -
       Asset management fee payable                                           1,526,611                     1,448,236
                                                                   ---------------------       -----------------------

       Total                                                    $             1,527,011     $               1,448,236
                                                                   =====================       =======================

NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at September 30, 2001 consisted primarily of $266,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $4,016,000. Liabilities at September 30, 2001 consisted of $1,527,000 of accrued asset management fees due to the General Partner.

Results of Operations
---------------------

Three months Ended September 30, 2001 Compared to Three months Ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(262,000), reflecting an increase of $(5,000) from the net loss of $(257,000) for the three months ended September 30, 2000. The increase in net loss is primarily due to an increase in equity in losses of limited partnerships, of $(7,000) to $(190,000) for the three months ended September 30, 2001, from $(183,000) during the three months ended September 30, 2000. This increase was primarily due to certain Local Limited Partnerships that ceased recording losses due to reaching a zero balance. The increase in equity in losses of limited partnerships, was offset by a $1,000 decrease in loss from operations, for the three months ending September 30, 2001, compared to the three months ended September 30, 2000, due to lower expenses offset by lower income for the three month period.

Six months Ended September 30, 2001 Compared to Six months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(473,000), reflecting a decrease of $(34,000) from the net loss of $(507,000) for the six months ended September 30, 2000. The decrease in net loss primarily due to a decrease in equity in losses of limited partnerships of $31,000 to $(335,000) for the six months ended September 30, 2001, from $(366,000) during the six months ended September 30, 2000 and reflects an increase in the number of investments reaching a zero balance. Along with the decrease of equity in losses of limited partnerships is a $4,000 decrease in loss from operations to $(137,000) for the six months ended September 30, 2001, from $(141,000) for the six months ended September 30, 2000, primarily due to a decrease in amortization expense of $8,000 offset by a decrease in income of $3,000. The decrease in amortization results from the reduction of acquisition costs and fees relating to those investments reaching a zero balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows
----------

Six months Ended September 30, 2001 Compared to Six months Ended September 30, 2000. Net cash used during the six months ended September 30, 2001 was $(16,000) compared to net cash used for the six months ended September 30, 2000 of $(50,000). The change was due to a decrease in cash used in operations of $13,000 and an increase in the distributions from limited partnerships of $21,000.

During the six months ended September 30, 2001, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $79,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By   WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner





By: /s/ Will N Cooper, Jr.

Will N Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.


Date: November 2, 2001





By:  /s/ Thomas J. Riha

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.


Date:  November 2, 2001