Form 10-Q
period 2001-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2002-02-13
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20056


                     WNC CALIFORNIA HOUSING TAX CREDIT II, L.P.

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

                               INDEX TO FORM 10-Q

              For the Three and Nine months Ended December 31, 2001



PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Balance Sheets
         As of December 31, 2001 and March 31, 2001............................2

        Statements of Operations
         For the Three and Nine Months ended December 31, 2001 and 2000........3

        Statement of Partners' Equity (Deficit)
         For the Nine Months ended December 31, 2001...........................4

        Statements of Cash Flows
         For the Nine Months ended December 31, 2001 and 2000..................5

        Notes to Financial Statements..........................................6

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................11

        Item 3. Quantitative and Qualitative Disclosures About Market Risks...13

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.............................................13

        Item 6. Exhibits and Reports on Form 8-K..............................13

        Signatures        ....................................................14

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                     December 31, 2001            March 31, 2001
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               261,027      $            281,525
Investments in limited partnerships, net (Note 2)                              3,835,189                 4,391,885
Other assets                                                                      56,540                    59,554
                                                                   -----------------------      --------------------
                                                                 $             4,152,756      $          4,732,964
                                                                  =======================      ====================
LIABILITIES AND PARTNERS' EQUITY  (DEFICIT)
Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             1,579,132      $          1,448,236
                                                                  -----------------------      --------------------
Partners' equity (deficit):
   General partner                                                              (139,526)                 (132,415)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                     2,713,150                 3,417,143
                                                                   -----------------------      --------------------
Total partners' equity                                                         2,573,624                 3,284,728
                                                                   -----------------------      --------------------
                                                                 $             4,152,756      $          4,732,964
                                                                   =======================      ====================


                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                         2001                                  2000
                                          ----------------------------------   -------------------------------------
                                           Three months       Nine months        Three months        Nine months
                                          ---------------    ---------------   -----------------   -----------------
    Interest income                     $          1,284   $          6,415  $            4,204  $           12,589
                                          ---------------    ---------------   -----------------   -----------------
    Operating expenses:
      Amortization (Note 2)                        9,438             28,314              13,307              39,921
      Asset management fees (Note 3)              52,521            157,563              52,521             157,563
      Legal and accounting                         2,575             16,171               2,245              14,810
      Other                                        3,509              8,514               1,871               7,081
                                          ---------------    ---------------   -----------------   -----------------
        Total operating expenses                  68,043            210,562              69,944             219,375
                                          ---------------    ---------------   -----------------   -----------------
    Loss from operations                         (66,759)          (204,147)            (65,740)           (206,786)
    Equity in losses of
     limited partnerships (Note 2)              (171,486)          (506,957)           (183,072)           (549,216)
                                          ---------------    ---------------   -----------------   -----------------
    Net loss                            $       (238,245)   $      (711,104)  $        (248,812)  $        (756,002)
                                          ===============    ===============   =================   =================
    Net loss allocated to:
      General partner                   $         (2,382)   $        (7,111)  $          (2,488)  $          (7,560)
                                          ===============    ===============   =================   =================
      Limited partners                  $       (235,863)   $      (703,993)  $        (246,324)  $        (748,442)
                                          ===============    ===============   =================   =================
    Net loss per limited partner unit   $            (13)   $           (40)  $             (14)  $             (42)
                                          ===============    ===============   =================   =================
    Outstanding weighted limited
    partner units                                 17,726             17,726              17,726              17,726
                                          ===============    ===============   =================   =================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2001
                                   (unaudited)





                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at March 31, 2001       $        (132,415)    $        3,417,143       $      3,284,728

Net loss                                                      (7,111)              (703,993)              (711,104)
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at December 31, 2001    $        (139,526)    $        2,713,150       $      2,573,624
                                                     =================     ==================       ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                                                 2001                    2000
                                                                           -----------------        ----------------
Cash flows from operating activities:
  Net loss                                                               $        (711,104)       $       (756,002)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                28,314                  39,921
        Equity in losses of limited partnerships                                   506,957                 549,216
        Change in other assets                                                       3,014                 (21,015)
        Change in accrued fees and expense due to
           General Partner and affiliates                                          130,896                 127,473
                                                                           -----------------        ----------------
             Net cash used in operating activities                                 (41,923)                (60,407)
                                                                           -----------------        ----------------
Cash flows from investing activities:
    Distribution from limited partnerships                                          21,425                  30,435
                                                                           -----------------        ----------------
Net decrease in  cash and cash equivalents                                         (20,498)                (29,972)

Cash and cash equivalents, beginning of period                                     281,525                 314,630
                                                                           -----------------        ----------------
Cash and cash equivalents, end of period                                 $         261,027        $        284,658
                                                                           =================        ================
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
   Taxes paid                                                            $             800       $             800
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as neither the Partnership nor the General Partner has employees of their own.


The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the partnership agreement or law.

The Partnership Agreement authorized the sale of up to 20,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in January 1993 at which time 17,726 Units, representing subscriptions in the amount of $17,726,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that either the Partnership's investments or the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to the Limited Partners.

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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investments balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Note 2)

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,389,519 at the end of all periods presented.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)



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

Cash and Cash Equivalents
-------------------------
The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31, 2001 and March 31, 2001, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At December 31, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)



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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Nine                     For the Year
                                                                     Months Ended                         Ended
                                                                   December 31, 2001                 March 31, 2001
                                                                ------------------------            ------------------
         Investments per balance sheet,
           beginning of period                                $              4,391,885           $         5,442,623
         Distributions received                                                (21,425)                      (37,041)
         Equity in losses of limited partnerships                             (506,957)                     (960,469)
         Amortization of capitalized
           acquisition fees and costs                                          (28,314)                      (53,228)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           end of period                                      $              3,835,189           $         4,391,885
                                                                ========================            ==================

Selected financial information for the nine months ended December 31, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                                                                         2001                             2000
                                                                  --------------------              ------------------
         Revenues                                               $          2,396,000             $         2,308,000
                                                                  --------------------              ------------------
         Expenses:
           Operating expenses                                              1,658,000                         693,000
           Interest expense                                                  680,000                         964,000
            Depreciation and amortization                                    970,000                       1,689,000
                                                                  --------------------              ------------------
              Total expenses                                               3,308,000                       3,346,000
                                                                  --------------------              ------------------

         Net loss                                               $           (912,000)             $       (1,038,000)
                                                                  ====================              ==================
         Net loss allocable to the Partnership                  $           (902,000)             $         (983,000)
                                                                  ====================              ==================
         Net loss recorded by the Partnership                   $           (507,000)             $         (549,000)
                                                                  ====================              ==================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)




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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $157,563 were incurred during each of the nine months ended December 31, 2001 and 2000. The Partnership paid the General Partner or its affiliates $26,667 and $30,000 of those fees during the nine months ended December 31, 2001 and 2000, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                    December 31, 2001              March 31, 2001
                                                                   ---------------------       -----------------------
       Asset management fee payable                                           1,579,132                     1,448,236
                                                                   ---------------------       -----------------------
       Total                                                    $             1,579,132     $               1,448,236
                                                                   =====================       =======================


NOTE 4 - INCOME TAXES
---------------------
No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those, projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $261,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $3,835,000. Liabilities at December 31, 2001 consisted of $1,579,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three months Ended December 31, 2001 Compared to Three months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(238,000), reflecting a decrease of $11,000 from the net loss of $(249,000) for the three months ended December 31, 2000. The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $12,000 to $(171,000) for the three months ended December 31, 2001, from $(183,000) during the three months ended December 31, 2000. This decrease was primarily due to certain Local Limited Partnerships that ceased recording losses due to reaching a zero balance. The decrease in equity in losses of limited partnerships, was offset by a $1,000 increase in loss from operations, for the three months ending December 31, 2001, compared to the three months ended December 31, 2000, due to lower expenses offset by lower income for the three month period.

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(711,000), reflecting a decrease of $45,000 from the net loss of $(756,000) for the nine months ended December 31, 2000. The decrease in net loss primarily due to a decrease in equity in losses of limited partnerships of $42,000 to $(507,000) for the nine months ended December 31, 2001, from $(549,000) during the nine months ended December 31, 2000 and reflects an increase in the number of investments reaching a zero balance. Along with the decrease of equity in losses of limited partnerships is a $3,000 decrease in loss from operations to $(204,000) for the nine months ended December 31, 2001, from $(207,000) for the nine months ended December 31, 2000. The decrease in loss from operations is primarily due to a decrease in amortization, legal and accounting, and other expenses of $9,000, which is offset by a decrease in income of $6,000. The decrease in amortization results from the reduction of acquisition costs and fees relating to those investments reaching a zero balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. Net cash used during the nine months ended December 31, 2001 was $(20,000) compared to net cash used for the nine months ended December 31, 2000 of $(30,000). The change was due to a decrease in cash used in operations of $18,000, due to increases in account receivables and a decrease in the distributions from limited partnerships of $9,000.

During the nine months ended December 31, 2001, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $131,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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


Date:  February 6, 2002





By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.


Date: February 6, 2002