Form 10-K
period 2002-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2002-06-07
CIK 869660

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                                       1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 3.01% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2002, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and twelve of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.


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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates indicated:


                                                                                -------------------------   ------------------------
                                                                                  As of March 31, 2002       As of December 31, 2001
                                                                                -------------------------   ------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                                           In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location    General Partner Name    Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street        Stockton,     Daniels C.
Investors              California    Louge                $ 1,656,000   $ 1,656,000     165       97%     $ 4,080,000   $  3,967,000

ADI Development        Delhi,        Anthony
Partners               California    Donovan                  699,000       699,000      31       94%       1,757,000      1,207,000

Bayless Garden
Apartments             Red Bluff,    Douglas W.
Investors              California    Young                  1,110,000     1,110,000      46       96%       2,741,000      1,268,000

Blackberry             Lodi,         Bonita Homes
Oaks, Ltd              California    Incorporated             463,000       463,000      42      100%       1,063,000      1,912,000

                                     Philip R. Hammond,
Jacob's                Exeter,       Jr. and Diane M.
Square                 California    Hammond                1,324,000     1,324,000      45      100%       2,933,000      1,574,000

                                     Sam Jack, Jr. and
Mecca                  Mecca,        Sam Jack and
Apartments II          California    Associates             2,200,000     2,200,000      60       98%       5,183,000      2,504,000

                                     Thomas G. Larson
                       Grass         William H. Larson
Nevada                 Valley,       and Raymond L.
Meadows                California    Tetzlaff                 459,000       459,000      34       100%      1,030,000      1,917,000

Northwest                            Philip R. Hammond,
Tulare                 Ivanhoe,      Jr. and Diane M.
Associates             California    Hammond                1,226,000     1,226,000      54        74%      2,950,000      1,757,000

Orland                 Orland,       Richard E.Huffman
Associates             California    and Robert A. Ginno      432,000       432,000      40       100%        972,000      1,703,000


                                                                                -------------------------   ------------------------
                                                                                  As of March 31, 2002       As of December 31, 2001
                                                                                -------------------------   ------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                                           In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location    General Partner Name    Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                     Regency Investment
                                     Associates, Inc.,
Pine Gate                            Boyd Management,
Limited                Ahoskie,      Inc. and Gordon L.
Partnership            California    Blackwell                272,000       272,000      56       100%        611,000      1,441,000

Silver                               Philip R. Hammond,
Birch                  Huron,        Jr. and Diane M.
Associates             California    Hammond                  378,000       378,000      35        97%      1,131,000      1,334,000

Twin Pines
Apartments             Groveland,    Donald S. Kavanagh
Associates             California    and John N. Brezzo     1,278,000     1,278,000      39        97%      3,055,000      1,789,000

                                     Thomas G. Larson,
                                     William H. Larson
Ukiah                  Ukiah,        and Raymond L.
Terrace                California    Tetzlaff                 349,000       349,000      41       100%        825,000      1,765,000

Woodlake                             David J. Michael
Garden                 Woodlake,     and Pamela J.
Apartments             California    Michael                  548,000       548,000      48        90%      1,374,000      1,913,000

Yucca-Warren Vista     Joshua Tree,  WNC & Associates,
Associates             California    Inc.                     520,000       520,000      50        98%      1,251,000      2,150,000
                                                         -------------  ------------    -----    ------  -------------  ------------
                                                         $ 12,914,000   $12,914,000     786        96%   $ 30,956,000   $ 28,201,000
                                                         =============  ============    ====     ======  =============  ============

                                             -----------------------------------------------------------------------
                                                              For the year ended December 31, 2001
                                             -----------------------------------------------------------------------
                                                                                                Low Income Housing
                                                                                                 Credits Allocated
                 Partnership Name                Rental Income             Net Loss               to Partnership
      --------------------------------------------------------------------------------------------------------------
      601 Main Street Investors                           $ 458,000             $(314,000)                      99%

      ADI Development Partners                              123,000               (58,000)                      90%

      Bayless Garden Apartments Investors                   180,000               (96,000)                      99%

      Blackberry Oaks, Ltd                                  217,000               (24,000)                      99%

      Jacob's Square                                        204,000               (79,000)                      99%

      Mecca Apartments II                                   261,000              (198,000)                      99%

      Nevada Meadows                                        197,000               (58,000)                      99%

      Northwest Tulare Associates                           157,000              (151,000)                      99%

      Orland Associates                                     206,000               (18,000)                      99%

      Pine Gate Limited Partnership                         226,000               (51,000)                      99%

      Silver Birch Associates                               138,000               (30,000)                      99%

      Twin Pines Apartments Associates                      152,000              (213,000)                      99%

      Ukiah Terrace                                         185,000               (65,000)                      99%

      Woodlake Garden Apartments                            194,000               (53,000)                      95%

      Yucca-Warren Vista Associates, Ltd                    219,000               (26,000)                      99%
                                                        ------------         -------------

                                                        $ 3,117,000          $ (1,434,000)
                                                        ============         =============

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

(b) At March 31, 2002, there were 1,289 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.


Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                March 31                               December 31
                           ----------------------------------------------------  ------------------------
                              2002         2001         2000          1999          1998         1997
                           -----------  -----------  -----------  -------------  -----------  -----------
ASSETS
Cash and cash
equivalents              $    257,975 $    281,525 $    314,630 $      364,853 $    379,754 $    377,378
Investments in limited
  partnerships, net         3,494,236    4,391,885    5,442,623      6,240,560    6,439,942    7,291,595
Due from affiliates             3,646       59,554       38,540              -            -            -
                           -----------  -----------  ----------- -----------   ------------  -----------
                         $  3,755,857 $  4,732,964 $  5,795,793 $    6,605,413 $  6,819,696 $  7,668,973
                           ===========  ===========  ===========  =============  ===========  ===========

LIABILITIES
Accrued fees and
  expenses due to
  general partner and
  affiliates             $  1,631,958 $  1,448,236 $  1,278,242 $    1,077,385 $  1,044,307 $    836,316

PARTNERS' EQUITY            2,123,899    3,284,728    4,517,551      5,528,028    5,775,389    6,832,657
                           -----------  -----------  -----------  -------------  -----------  -----------
                         $  3,755,857 $  4,732,964 $  5,795,793 $    6,605,413 $  6,819,696 $  7,668,973
                           ===========  ===========  ===========  =============  ===========  ===========

                                       8

Selected results of operations, cash flows and other information for the Partnership is as follows:

                                  For the Years Ended               Three Months Ended        For the Years Ended
                                        March 31                         March 31                 December 31
                          -------------------------------------   ------------------------   -----------------------
                             2002         2001         2000          1999         1998         1998         1997
                          -----------  -----------   ----------   -----------   ----------   ----------   ----------
                                                                                (Unaudited)

Loss from operations    $   (337,782)$   (272,354)$   (273,480) $     (68,998)$    (65,161)$    (274,539)$   (284,989)
Equity in losses of
  limited partnerships      (823,047)    (960,469)    (736,997)      (178,363)    (241,600)     (782,729)  (1,155,586)
                          -----------  -----------   ----------    ----------   ----------  -----------  -------------

Net loss                $ (1,160,829)$ (1,232,823)$ (1,010,477) $    (247,361)$   (306,761)$  (1,057,268)$ (1,440,575)
                          ===========  ===========   ==========     ==========   ==========   ========== =============
Net loss allocated to:
   General partner      $    (11,608)$    (12,328)$    (10,105) $      (2,474)$     (3,068)$     (10,573)$    (14,406)
                          ===========  ===========   ==========     ==========   ===========  =========== ============

   Limited partners     $ (1,149,221)$ (1,220,495)$ (1,000,372) $    (244,887)$   (303,693)$  (1,046,695)$ (1,426,169)
                          ===========  ===========   ==========     ==========   =========== ===========  ============
Net loss per limited
  partner unit          $     (64.83)$     (68.85)$     (56.44) $      (13.82)$     (17.13)$      (59.05)$     (80.46)
                          ===========  ===========   ==========     ==========   =========== ===========  ============
Outstanding weighted
  limited partner
  units                       17,726       17,726       17,726         17,726       17,726        17,726       17,726
                          ===========  ===========   ==========    ===========   ==========   ==========   ==========

                                  For the Years Ended              For the Three Months       For the Years Ended
                                        March 31                      Ended March 31              December 31
                          -------------------------------------   -----------------------    -----------------------
                             2002         2001         2000         1999         1998          1998         1997
                          -----------  -----------  -----------   ----------   ----------    ---------    ----------
                                                                               (Unaudited)
Net cash provided by
 (used in):
   Operating
activities              $    (44,975)$    (70,146)$    (57,948) $   (22,613) $    (1,469)  $  (13,320)  $   (95,215)
   Investing
activities                    21,425       37,041        7,725        7,712        3,606       15,696       (44,558)
                          -----------  -----------  -----------   ----------   ----------    ---------    ----------
Net change in cash
  and cash equivalents       (23,550)     (33,105)     (50,223)     (14,901)       2,137        2,376      (139,773)

Cash and cash
  equivalents,
  beginning of period        281,525      314,630      364,853      379,754      377,378      377,378       517,151
                          -----------  -----------  -----------   ----------   ----------    ---------    ----------
Cash and cash
  equivalents, end of
  period                $    257,975 $    281,525 $    314,630  $   364,853  $   379,515   $  379,754   $   377,378
                          ===========  ===========  ===========   ==========   ==========    =========    ==========

Low Income Housing Credits per limited partner unit was as follows for the years ended December 31:

                                     2001            2000             1999             1998             1997
                                 -------------   --------------   -------------    -------------    -------------
Federal                        $          114  $           117  $          117   $          117   $          117

State                                       -                -               -                9               27
                                 -------------   --------------   -------------    -------------    -------------
Total                          $          114  $           117  $          117   $          126   $          144
                                 =============   ==============   =============    =============    =============

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

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of approximately $258,000 in cash and cash equivalents and net investments in the fifteen Local Limited Partnerships of approximately $3,494,000. Liabilities at March 31, 2002 primarily consisted of approximately $1,630,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnership's net loss for the year ended March 31, 2002 was $(1,161,000), reflecting a decrease of $72,000 from the net loss experienced for the year ended March 31, 2001. The decrease in net loss is primarily due to equity in losses of limited partnerships which decreased by $137,000 to $(823,000) for the year ended March 31, 2002 from $(960,000) for the year ended March 31, 2001. The decrease in equity in losses of limited partnerships is due to not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. This decrease was offset by the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. The decrease is net loss due to equity was also offset by $66,000 increase in loss from operations for the year ended March 31, 2002 compared to the year ended March 31, 2001. The increase in loss from operations was primarily caused by an $8,000 decline in total income, $53,000 write off of advances to Limited Partner and a $5,000 increase in other operating expenses for the year ended March 31, 2002 compared to the year ended March 31, 2001.

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

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(24,000), compared to net cash used for the year ended March 31, 2001 of $(33,000). The change was primarily due to the Partnership advancing approximately $21,000 to two Local Limited Partnerships to cover operating deficiencies during the year ended March 31, 2001 and approximately $3,000 of which was repaid during the year ended March 31, 2002. In addition, the Partnership experienced a decrease in cash paid to the General Partner for annual management fees of $11,000 which was offset by an decrease in distributions received from Local Limited Partnerships of $15,000 and a decrease in interest income of $9,000.

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

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2002 and 2001, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2001, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2001 and 2000, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $2,155,000 and $2,267,000, respectively.

During the years ended March 31, 2002, 2001 and 2000, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $181,000, $170,000 and $201,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. We have not yet completed our evaluation of the impact of SFAS 144 on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 75% and 71% of the total assets of the Partnership at March 31, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




                                           /s/  BDO SEIDMAN, LLP

Orange County, California
May 7, 2002

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                   March 31
                                                                         ------------------------------
                                                                             2002             2001
                                                                         -------------    -------------

ASSETS

Cash and cash equivalents                                              $      257,975   $      281,525
Investments in limited partnerships, net (Notes 2 and 3)                    3,494,236        4,391,885
Due from affiliates (Note 2)                                                    3,646           59,554
                                                                         -------------    -------------

                                                                       $    3,755,857   $    4,732,964
                                                                         =============    =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to General Partner
     and affiliates (Note 3)                                           $    1,631,958   $    1,448,236
                                                                         -------------    -------------

Commitments and contingencies

Partners' equity (deficit):
    General Partner                                                          (144,023)        (132,415)
    Limited Partners (20,000 units authorized; 17,726 units
     issued and outstanding)                                                2,267,922        3,417,143
                                                                         -------------    -------------

      Total partners' equity                                                2,123,899        3,284,728
                                                                         -------------    -------------

                                                                       $    3,755,857   $    4,732,964
                                                                         =============    =============

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                        For the Years Ended
                                                                             March 31
                                                          ------------------------------------------------
                                                              2002             2001              2000
                                                          -------------    -------------     -------------



Interest income                                         $        7,523   $       16,193    $       16,614
Reporting fees                                                   2,606            1,500             1,500

                                                          -------------    -------------     -------------

   Total income                                                 10,129           17,693            18,114
                                                          -------------    -------------     -------------

Operating expenses:
   Amortization (Notes 2 and 3)                                 53,177           53,228            53,215
   Write-off of advances to limited
      partnership (Note 2)                                      52,894                -                 -
   Asset management fees (Note 3)                              210,084          210,084           210,084
   Other                                                        31,756           26,735            28,295
                                                          -------------    -------------     -------------

    Total operating expenses                                   347,911          290,047           291,594
                                                          -------------    -------------     -------------

Loss from operations                                          (337,782)        (272,354)         (273,480)

Equity in losses of limited
    partnerships (Note 2)                                     (823,047)        (960,469)         (736,997)
                                                          -------------    -------------     -------------

Net loss                                                $   (1,160,829)$     (1,232,823)   $   (1,010,477)
                                                          =============    =============     =============

Net loss allocated to:
   General Partner                                      $      (11,608)$        (12,328)   $      (10,105)
                                                          =============    =============     =============

   Limited Partners                                     $   (1,149,221)$     (1,220,495)   $   (1,000,372)
                                                          =============    =============     =============


Net loss per limited partner unit                       $       (64.83)$         (68.85)   $       (56.44)

                                                          =============    =============     =============

Outstanding weighted limited
  partner units                                                 17,726           17,726            17,726
                                                          =============    =============     =============

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For the Years Ended March 31, 2002, 2001 and 2000

                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     ---------------    ---------------
Partners' (deficit) equity at March 31, 1999              $       (109,982)  $      5,638,010   $      5,528,028

Net loss                                                           (10,105)        (1,000,372)        (1,010,477)
                                                            ---------------     ---------------    ---------------

Partners' (deficit) equity at March 31, 2000                      (120,087)         4,637,638           4,517,551

Net loss                                                           (12,328)        (1,220,495)        (1,232,823)
                                                            ---------------     ---------------    ---------------

Partners' (deficit) equity at March 31, 2001                      (132,415)         3,417,143          3,284,728

Net loss                                                           (11,608)        (1,149,221)        (1,160,829)
                                                            ---------------     ---------------    ---------------
Partners' (deficit) equity at March 31, 2002              $       (144,023)  $      2,267,922   $      2,123,899
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                             For the Years
                                                                            Ended March 31
                                                           --------------------------------------------------
                                                               2002               2001             2000
                                                           --------------     -------------    --------------

Cash flows from operating activities:
   Net loss                                              $    (1,160,829)   $   (1,232,823)  $    (1,010,477)
   Adjustments  to  reconcile  net loss
     to
     net cash used in operating
     activities:
     Amortization                                                 53,177            53,228            53,215
     Write-off of advances to limited
      partnership                                                 52,894                 -                 -
     Equity in losses of limited
       partnerships                                              823,047           960,469           736,997
     Change in due from affiliates                                 3,014           (21,014)          (38,540)
     Change in accrued fees and
       expenses due to General Partner
       and affiliates                                            183,722           169,994           200,857
                                                           --------------     -------------    --------------

Net cash used in operating activities                            (44,975)          (70,146)          (57,948)
                                                           --------------     -------------    --------------

Cash flows from investing activities:
   Distributions received from limited
    partnerships                                                  21,425            37,041             7,725
                                                           --------------     -------------    --------------

Net cash provided by investing
   activities                                                     21,425            37,041             7,725
                                                           --------------     -------------    --------------
Net decrease in cash and
  cash equivalents                                               (23,550)          (33,105)          (50,223)

Cash and cash equivalents, beginning
  of period                                                      281,525           314,630           364,853
                                                           --------------     -------------    --------------

Cash and cash equivalents, end of
  period                                                 $       257,975    $      281,525   $       314,630
                                                           ==============     =============    ==============

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
    Taxes paid                                           $           800    $          800   $           800
                                                           ==============     =============    ==============

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Years Ended March 31, 2002, 2001 and 2000



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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper are the general partners of WNC Tax Credit Partners, L.P. Wilfred N. Cooper Sr., through the Cooper Revocable Trust owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Equity in losses of limited partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 3).

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2002, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2002, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2002 and 2001 are approximately $2,787,000 and $2,279,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2002 and 2001, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2002, 2001 and 2000, amounting to $607,162, $443,391 and $556,141, respectively, have not been recognized. As of March 31, 2002, the aggregate share of net losses not recognized by the Partnership amounted to $2,207,321.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                          For the Years Ended
                                                                               March 31
                                                          ----------------------------------------------------
                                                               2002              2001               2000
                                                          ---------------   ---------------    ---------------
Investments per balance sheet, beginning of period      $      4,391,885  $      5,442,623   $      6,240,560
Distributions received from limited partnerships                 (21,425)          (37,041)            (7,725)
Equity in losses of limited partnerships                        (823,047)         (960,469)          (736,997)
Amortization  of  capitalized  acquisition  fees  and
costs                                                            (53,177)          (53,228)           (53,215)
                                                          ---------------   ---------------    ---------------
Investments per balance sheet, end of period            $      3,494,236  $      4,391,885   $      5,442,623
                                                          ===============   ===============    ===============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2001               2000
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements,(net of accumulated
   depreciation for 2001 and 2000 of $11,591,000 and
   $10,331,000, respectively)                                                 $     27,827,000   $     28,951,000
Land                                                                                 2,465,000          2,465,000
Other assets                                                                         2,871,000          2,895,000
                                                                                ---------------    ---------------

                                                                              $     33,163,000   $     34,311,000
                                                                                ===============    ===============

LIABILITIES

Mortgage and construction loans payable                                       $     28,201,000   $     28,298,000
Due to related parties                                                                 825,000            757,000
Other liabilities                                                                    3,320,000          2,944,000
                                                                                ---------------    ---------------

                                                                                    32,346,000         31,999,000
                                                                                ---------------    ---------------

PARTNERS' EQUITY

WNC California Housing Tax Credits II, L.P.                                            707,000          2,113,000
Other partners                                                                         110,000            199,000
                                                                                ---------------    ---------------

                                                                                       817,000          2,312,000
                                                                                ---------------    ---------------

                                                                              $     33,163,000   $     34,311,000
                                                                                ===============    ===============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2001                2000               1999
                                                            ---------------     ---------------    ---------------
Revenues
                                                          $      3,282,000    $      3,194,000   $      3,077,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,515,000           2,210,000          2,252,000
  Interest expense                                                 909,000             907,000            924,000
  Depreciation and amortization                                  1,292,000           1,293,000          1,286,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                4,716,000           4,410,000          4,462,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $     (1,434,000)   $     (1,216,000)  $     (1,385,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $     (1,385,000)   $     (1,156,000)  $     (1,310,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (823,000)   $       (960,000)  $       (737,000)
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

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2002 and 2001, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2001, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2001 and 2000, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $2,155,000 and $2,267,000, respectively.

The Partnership had advanced approximately $60,000 to three Local Limited Partnerships as of March 31, 2001 to cover operating cash deficiencies, which is presented as Due from Affiliates in the accompanying 2001 balance sheet. During the year ended March 31, 2002, the Partnership fully reserved approximately $53,000 and collected approximately $3,000 of such advances, resulting in the remaining balance of approximately $4,000 as of March 31, 2002.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees equal to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,595,340. Accumulated amortization of these capitalized costs was $911,226 and $755,966 as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $286,112 of the related

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. During the year ended March 31, 2002, an additional $102,083 was recognized under the same methodology.

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

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $210,084 were incurred during each of the years ended March 31, 2002, 2001 and 2000, of which $28,750, $40,000 and
     $10,000 were paid during the years then ended, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

     An affiliate of the General Partner provides management services for two of the properties in the Local Limited Partnerships. Management fees were earned by the affiliate in the amount of $24,764, $25,391 and $26,186 for the years ended March 31, 2002, 2001 and 2000, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                    March 31
                                                                         --------------------------------

                                                                             2002              2001
                                                                         --------------    --------------

Reimbursement for expenses paid by the General Partner
  or an affiliate                                                      $         2,388   $             -

Accrued asset management fees                                                1,629,570         1,448,236
                                                                         --------------    --------------

Total                                                                  $     1,631,958   $     1,448,236
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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002
               ----

Income                                $          3,000    $         2,000   $         1,000    $         4,000

Operating expenses                             (67,000)           (75,000)          (68,000)          (138,000)

Equity in losses of limited
     partnerships                             (146,000)          (190,000)         (171,000)          (316,000)

Net loss                                      (210,000)          (263,000)         (238,000)          (450,000)

Loss available to limited partners            (208,000)          (260,000)         (236,000)          (445,000)

Loss per limited partner unit                      (12)               (15)              (13)               (25)

               2001
               ----

Income                                $          4,000    $         4,000   $         4,000    $         5,000

Operating expenses                             (71,000)           (78,000)          (70,000)           (71,000)

Equity in losses of limited
     partnerships                             (183,000)          (183,000)         (183,000)          (411,000)

Net loss                                      (250,000)          (257,000)         (249,000)          (477,000)

Loss available to limited partners            (248,000)          (254,000)         (246,000)          (472,000)

Loss per limited partner unit                      (14)               (14)              (14)               (27)

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholder of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $210,084 were incurred during each of the years ended March 31, 2002, 2001 and 2000. The Partnership paid the General Partner or its affiliates, $28,750, $40,000 and $10,000 of those fees during the years then ended, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $28,500, $23,500 and $16,000, during the years ended March 31, 2002, 2001 and 2000, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $20,000, $21,000 and $21,000 for the General Partner for the years ended December 31, 2001, 2000 and 1999, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2002, 2001 and 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners
         -----------------------------------------------

         No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)      Security Ownership of Management
         --------------------------------

         Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control
         ------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent  Certified Public Accountants
         Balance Sheets, as of March 31, 2002 and 2001
         Statements of Operations for the years ended March 31, 2002, 2001 and 2000
         Statements of Partners'  Equity (Deficit)for the years ended
          March 31, 2002,  2001 and 2000
         Statements  of Cash Flows  for the  years  ended  March 31,  2002,
          2001 and 2000
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

         Report  of  Independent   Certified  Public  Accountants  on  Financial
         Statement  Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.
         -------------------

         None

(c)      Exhibits.
         --------

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

21.1 Financial Statements of Mecca Apartments II, for the years ended December 31, 2000 and 1999 together with Independent Auditors' Report thereon; filed as exhibit 21.1 on Form 10-K dated March 31, 2001 is hereby incorporated as exhibit 21.1; a significant subsidiary of the Partnership.

21.2 Financial Statements of Mecca Apartments II, for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

(d)      Financial statement schedules follow, as set forth in subsection (a)(2)
         ------------------------------------
         hereof.

 Report of Independent Certified Public Accountants on Financial Statement
  Schedules




To the Partners
California Housing Tax Credits II, L.P.


The audits referred to in our report dated May 7, 2002 relating to the 2002, 2001 and 2000 financial statements of WNC California Housing Tax Credits II, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audits of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                                /s/  BDO SEIDMAN, LLP


Orange County, California
May 7, 2002

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2002                  As of December 31, 2001
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street                 Stockton,
Investors                       California    $ 1,656,000      $ 1,656,000   $ 3,967,000    $ 5,562,000   $ 1,889,000    $ 3,673,000

ADI Development                 Delhi,
Partners                        California        699,000          699,000     1,207,000      1,909,000       482,000      1,427,000

Bayless Garden                  Red Bluff,
Apartments Investors            California      1,110,000        1,110,000     1,268,000      2,580,000       943,000      1,637,000

Blackberry Oaks,                Lodi,
Ltd                             California        463,000          463,000     1,912,000      2,446,000       526,000      1,920,000

Jacob's                         Exeter,
Square                          California      1,324,000        1,324,000     1,574,000      2,873,000       793,000      2,080,000

Mecca                           Mecca,
Apartments II                   California      2,200,000        2,200,000     2,504,000      4,361,000       785,000      3,576,000

Nevada                          Grass Valley,
Meadows                         California        459,000          459,000     1,917,000      2,599,000       478,000      2,121,000

Northwest Tulare                Ivanhoe,
Associates                      California      1,226,000        1,226,000     1,757,000      2,977,000     1,053,000      1,924,000

Orland                          Orland,
Associates                      California        432,000          432,000     1,703,000      2,259,000       537,000      1,722,000

Pine Gate Limited               Ahoskie,
Partnership                     California        272,000          272,000     1,441,000      1,929,000       346,000      1,583,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2002                  As of December 31, 2001
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch                    Huron,
Associates                      California        378,000          378,000     1,334,000      1,714,000       549,000      1,165,000

Twin Pines Apartments           Groveland,
Associates                      California      1,278,000        1,278,000     1,789,000      3,346,000     1,192,000      2,154,000

Ukiah                           Ukiah,
Terrace                         California        349,000          349,000     1,765,000      2,309,000       824,000      1,485,000

Woodlake Garden                 Woodlake,
Apartments                      California        548,000          548,000     1,913,000      2,484,000       626,000      1,858,000

Yucca-Warren                    Joshua Tree,
Vista Associates                California        520,000          520,000     2,150,000      2,535,000       568,000      1,967,000
                                              --------------   ------------  -----------    ------------  ------------   -----------
                                              $12,914,000      $12,914,000   $28,201,000    $41,883,000   $11,591,000    $30,292,000
                                              ==============   ============  ===========    ============  ============   ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                   ------------------------------------------------------------------------
                                                      For the year ended December 31, 2001
                                   ------------------------------------------------------------------------
                                                                          Year                     Estimated
                                                                      Investment                  Useful Life
     Partnership Name                 Rental Income       Net Loss      Acquired       Status        (Years)
-----------------------------------------------------------------------------------------------------------

601 Main Street Investors                $ 458,000    $ (314,000)          1991     Completed          39

ADI Development Partners                   123,000       (58,000)          1991     Completed          40

Bayless Garden Apartments Investors        180,000       (96,000)          1992     Completed        27.5

Blackberry Oaks, Ltd.                      217,000       (24,000)          1992     Completed          40

Jacob's Square                             204,000       (79,000)          1993     Completed        27.5

Mecca Apartments II                        261,000      (198,000)          1993     Completed          40

Nevada Meadows                             197,000       (58,000)          1993     Completed          40

Northwest Tulare Associates                157,000      (151,000)          1991     Completed        27.5

Orland Associates                          206,000       (18,000)          1991     Completed          40

Pine Gate Limited Partnership              226,000       (51,000)          1994     Completed          50

Silver Birch Associates                    138,000       (30,000)          1992     Completed        27.5

Twin Pines Apartments Associates           152,000      (213,000)          1991     Completed        27.5

Ukiah Terrace                              185,000       (65,000)          1991     Completed        27.5

Woodlake Garden Apartments                 194,000       (53,000)          1991     Completed          40

Yucca-Warren Vista Associates, Ltd.        219,000       (26,000)          1991     Completed          50
                                        ----------    ------------
                                        $3,117,000    $(1,434,000)
                                        ==========    ============

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2001                  As of December 31, 2000
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street                 Stockton,
Investors                       California    $ 1,656,000      $ 1,656,000   $ 3,984,000    $ 5,559,000   $ 1,693,000    $ 3,866,000

ADI Development                 Delhi,
Partners                        California        699,000          699,000     1,214,000      1,904,000       473,000      1,467,000

Bayless Garden                  Red Bluff,
Apartments Investors            California      1,110,000        1,110,000     1,276,000      2,576,000       849,000      1,727,000

Blackberry Oaks,                Lodi,
Ltd                             California        463,000          463,000     1,920,000      2,443,000       464,000      1,979,000

Jacob's                         Exeter,
Square                          California      1,324,000        1,324,000     1,580,000      2,860,000       697,000      2,163,000

Mecca                           Mecca,
Apartments II                   California      2,200,000        2,200,000     2,498,000      4,361,000       669,000      3,692,000

Nevada                          Grass Valley,
Meadows                         California        459,000          459,000     1,925,000      2,599,000       416,000      2,183,000

Northwest Tulare                Ivanhoe,
Associates                      California      1,226,000        1,226,000     1,768,000      2,967,000       954,000      2,013,000

Orland                          Orland,
Associates                      California        432,000          432,000     1,709,000      2,259,000       481,000      1,778,000

Pine Gate Limited               Ahoskie,
Partnership                     California        272,000          272,000     1,447,000      1,873,000       293,000      1,580,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2001                  As of December 31, 2000
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch                    Huron,
Associates                      California        378,000          378,000     1,339,000      1,714,000       491,000      1,223,000

Twin Pines Apartments           Groveland,
Associates                      California      1,278,000        1,278,000     1,788,000      3,332,000     1,065,000      2,267,000

Ukiah                           Ukiah,
Terrace                         California        349,000          349,000     1,770,000      2,301,000       752,000      1,549,000

Woodlake Garden                 Woodlake,
Apartments                      California        548,000          548,000     1,924,000      2,471,000       552,000      1,919,000

Yucca-Warren                    Joshua Tree,
Vista Associates                California        520,000          520,000     2,156,000      2,529,000       518,000      2,011,000
                                              --------------   ------------  -----------    ------------  ------------   -----------
                                              $12,914,000      $12,914,000   $28,298,000    $41,748,000   $10,331,000    $31,417,000
                                              ==============   ============  ===========    ============  ============   ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                   ------------------------------------------------------------------------
                                                      For the year ended December 31, 2000
                                   ------------------------------------------------------------------------
                                                                          Year                     Estimated
                                                                        Investment                 Useful Life
     Partnership Name                 Rental Income  Net Income(Loss)     Acquired   Status         (Years)
-----------------------------------------------------------------------------------------------------------

601 Main Street Investors                $ 388,000    $ (328,000)          1991     Completed          39

ADI Development Partners                   121,000       (52,000)          1991     Completed          40

Bayless Garden Apartments Investors        176,000       (96,000)          1992     Completed        27.5

Blackberry Oaks, Ltd.                      218,000       (15,000)          1992     Completed          40

Jacob's Square                             193,000      (103,000)          1993     Completed        27.5

Mecca Apartments II                        263,000      (177,000)          1993     Completed          40

Nevada Meadows                             196,000       (41,000)          1993     Completed          40

Northwest Tulare Associates                168,000      (123,000)          1991     Completed        27.5

Orland Associates                          202,000       (22,000)          1991     Completed          40

Pine Gate Limited Partnership              226,000        18,000           1994     Completed          50

Silver Birch Associates                    139,000       (42,000)          1992     Completed        27.5

Twin Pines Apartments Associates           134,000      (134,000)          1991     Completed        27.5

Ukiah Terrace                              185,000       (60,000)          1991     Completed        27.5

Woodlake Garden Apartments                 183,000       (33,000)          1991     Completed          40

Yucca-Warren Vista Associates, Ltd.        219,000        (8,000)          1991     Completed          50
                                        ----------   ------------
                                        $3,011,000   $(1,216,000)
                                        ==========   ============

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2000                  As of December 31, 1999
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street                 Stockton,
Investors                       California    $ 1,656,000      $ 1,656,000   $ 3,997,000    $ 5,553,000   $ 1,496,000    $ 4,057,000

ADI Development                 Delhi,
Partners                        California        699,000          699,000     1,220,000      1,904,000       392,000      1,512,000

Bayless Garden                  Red Bluff,
Apartments Investors            California      1,110,000        1,110,000     1,284,000      2,570,000       754,000      1,816,000

Blackberry Oaks,                Lodi,
Ltd                             California        463,000          463,000     1,930,000      2,430,000       403,000      2,027,000

Jacob's                         Exeter,
Square                          California      1,324,000        1,324,000     1,586,000      2,860,000       597,000      2,263,000

Mecca                           Mecca,
Apartments II                   California      2,200,000        2,200,000     2,512,000      4,361,000       553,000      3,808,000

Nevada                          Grass Valley,
Meadows                         California        459,000          459,000     1,778,000      2,599,000       354,000      2,245,000

Northwest Tulare                Ivanhoe,
Associates                      California      1,226,000        1,226,000     1,933,000      2,959,000      856,000       2,103,000

Orland                          Orland,
Associates                      California        432,000          432,000     1,714,000      2,250,000       425,000      1,825,000

Pine Gate Limited               Ahoskie,
Partnership                     California        272,000          272,000     1,452,000      1,803,000       243,000      1,560,000

WWNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2000                  As of December 31, 1999
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch                    Huron,
Associates                      California        378,000          378,000     1,343,000      1,714,000       431,000      1,283,000

Twin Pines Apartments           Groveland,
Associates                      California      1,278,000        1,278,000     1,788,000      3,316,000       938,000      2,378,000

Ukiah                           Ukiah,
Terrace                         California        349,000          349,000     1,775,000      2,301,000       673,000      1,628,000

Woodlake Garden                 Woodlake,
Apartments                      California        548,000          548,000     1,936,000      2,458,000       481,000      1,977,000

Yucca-Warren                    Joshua Tree,
Vista Associates                California        520,000          520,000     2,162,000      2,514,000       469,000      2,045,000
                                              --------------   ------------  -----------    ------------  ------------   -----------
                                              $12,914,000      $12,914,000   $28,410,000    $41,592,000   $ 9,065,000    $32,527,000
                                              ==============   ============  ===========    ============  ============   ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000


                                   ------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                                   ------------------------------------------------------------------------
                                                                          Year                     Estimated
                                                                        Investment                 Useful Life
     Partnership Name                 Rental Income  Net Income(Loss)   Acquired    Status         (Years)
-----------------------------------------------------------------------------------------------------------

601 Main Street Investors                $ 360,000    $ (351,000)          1991     Completed          39

ADI Development Partners                   121,000       (56,000)          1991     Completed          40

Bayless Garden Apartments Investors        163,000      (124,000)          1992     Completed        27.5

Blackberry Oaks, Ltd.                      214,000       (19,000)          1992     Completed          40

Jacob's Square                             186,000      (109,000)          1993     Completed        27.5

Mecca Apartments II                        261,000      (158,000)          1993     Completed          40

Nevada Meadows                             195,000       (37,000)          1993     Completed          40

Northwest Tulare Associates                171,000      (123,000)          1991     Completed        27.5

Orland Associates                          202,000       (11,000)          1991     Completed          40

Pine Gate Limited Partnership              226,000         8,000           1994     Completed          50

Silver Birch Associates                    134,000       (29,000)          1992     Completed        27.5

Twin Pines Apartments Associates            99,000      (236,000)          1991     Completed        27.5

Ukiah Terrace                              184,000       (56,000)          1991     Completed        27.5

Woodlake Garden Apartments                 182,000       (59,000)          1991     Completed          40

Yucca-Warren Vista Associates, Ltd.        223,000       (25,000)          1991     Completed          50
                                        ----------   ------------
                                        $2,921,000   $(1,385,000)
                                        ==========   ============

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner

By:  WNC & Associates, Inc., General Partner


By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date: May 31, 2002


By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: May 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: May 31, 2002


By:  /s/ David N. Shafer
     -------------------
David N Shafer, Director of WNC & Associates, Inc.

Date: May 31, 2002

Exhibit
Number       Exhibit Description

EX-21.2 Financial Statements of Mecca Apartments II, for the years ended December 31, 2001 and 2000 together with Independent Auditors Report thereon; a significant equity account investment of the Partnership.

                               MECCA APARTMENTS II



                        Audit of the Financial Statements
                      For the Year ended December 31, 2001

                                                               February 25, 2002

To the Partners of
       Mecca Apartments II

                          Independent Auditor's Report

We have audited the accompanying balance sheets of Mecca Apartments II, as of December 31, 2001, and 2000, and the related statements of income and changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments II, as of December 31, 2001, and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                                  /S/  ROBERT G. CLAPHAM
                                                     ACCOUNTANCY CORPORATION

                                                     By________________________
                                                            President

                               Mecca Apartments II

                                 BALANCE SHEETS

                         At December 31, 2001, and 2000


                Assets                                2001                             2000
                ------                                ----                             ----

Cash    - on hand                                 $    100                            100
        - revenue accounts                         111,886    111,986             135,914    136,014
                                                  ---------                       -------
Accounts receivable
        - tenants                                               1,748                          6,272

Prepaid expenses and deposits                                   4,187                          4,007

Deposits for taxes and insurance                                9,690                          9,247
Tenants' security deposits                                     23,999                         24,446
                                                               ------                         -------
                Total current assets                          151,610                        179,986


Replacement reserve                                            85,757                         80,761
Operating reserve                                              97,257                         87,691


Land                                               259,698                        259,698
Buildings and improvements                       3,961,851                      3,961,851
Furniture and equipment                            139,749                        139,749
                                                 ----------                       --------
                                                 4,361,298                      4,361,298
Less accumulated depreciation                      785,412  3,575,886             669,164  3,692,134
                                                 ---------                        --------

Deferred financing costs                                      163,074                        177,179
                                                           ----------                      ---------
                                                           $4,073,584                      4,217,751
                                                           ==========                      =========

                   The accompanying notes are an integral part
                           of the financial statements




                   Liabilities                        2001                             2000
                   -----------                        ----                             ----
Accounts payable,  trade                              $         6,607                          7,207
Accrued interest                                                5,419                          5,328
Tenants' security deposits                                     23,495                         23,438
Prepaid rent                                                    2,594                          1,396
Portion of notes payable
           due within one year                                  6,558                          7,341
                                                               -------                       --------
                 Total current liabilities                     44,673                         44,710



Notes payable, secured by real property          2,504,298                      2,505,729
Less current portion due within one year             6,558  2,497,740               7,341  2,498,388
                                                 ---------                        -------
Deferred interest                                             451,687                        379,750


Partners' capital                                           1,079,484                      1,294,903
                                                           ------------                   -----------
                                                           $4,073,584                      4,217,751
                                                           ============                   ============

                               Mecca Apartments II

                               STATEMENT OF INCOME

                 For the Years ended December 31, 2001, and 2000


                                                      2001                             2000
                                                      ----                             ----
        Tenants' rent, gross potential            $263,784                        263,784
        Less vacancy loss                            2,561    261,223                 610    263,174
                        -                            -----    -------                 ---    -------

        Laundry concession                           9,959                         10,601
        Interest income                              8,293                         10,948
        Other income                                 2,798     21,050               3,617     24,716
                                                     -----     ------               -----     -------
                                                              282,273                        287,890
                                                              -------                        -------

        Administrative
            Salaries                                23,048                         22,171
            Office expenses                          4,679                          3,413
            Management fee                          13,603                         14,080
            Telephone                                1,615                          1,715
            Legal                                      100                              -
            Auditing                                 6,300                          5,800
            Bad debts                                1,955                             78
            Other                                    3,880     55,180               5,480     52,737
                                                     -----     ------               -----     ------
        Utilities
            Electricity                              7,187                          6,119
            Water and sewer                         11,269                         11,044
            Gas                                      2,431     20,887               1,989     19,152
                                                     -----     ------               -----     ------
        Operating and Maintenance
            Exterminating                            1,401                          1,434
            Rubbish                                 10,361                          9,736
            Grounds                                 12,261                         12,454
            Materials and supplies                  31,716                         10,299
            Repairs contract and payroll            23,067                         18,174
            Painting and decorating                  2,613     81,419               7,591     59,688
                                                    ------                         -------
        Depreciation                                          116,249                        116,355







                   The accompanying notes are an integral part
                           of the financial statements


                                                      2001                             2000
                                                      ----                             ----

        Taxes and Insurance
            Real property taxes                     15,440                         14,263
            Other taxes                              4,337                          3,944
            Insurance                               15,725     35,502              13,119     31,326
                                                    ------                         ------
        Interest                                              141,646                        136,157

        Amortization                                           14,105                         14,105
                                                               ------                         ------
                                                              464,988                        429,520
                                                              -------                        -------
        Net operating loss for the year                      (182,715)                      (141,630)
        Partners' fees                                         15,000                         35,000
                                                               ------                         ------
        Net (loss) for the year                             $(197,715)                     $(176,630)
                                                            ==========                     ==========

                               Mecca Apartments II


                         STATEMENT OF CHANGES IN CAPITAL

                 For the Years ended December 31, 2001, and 2000









                  Capital, December 31, 1999                                     1,472,009

                  Net loss for the year ended
                           December 31, 2000                                      (176,630)

                  Distributions                                                        476
                                                                                ----------
                  Capital, December 31, 2000                                     1,294,903

                  Net loss for the year ended
                           December 31, 2001                                      (197,715)

                  Distributions                                                     17,704
                                                                                ----------
                  Capital, December 31, 2001                                    $1,079,484
                                                                                ==========













                   The accompanying notes are an integral part
                           of the financial statements

                               Mecca Apartments II

                             STATEMENT OF CASH FLOWS

                 For the Years ended December 31, 2001, and 2000


                                                      2001                             2000
                                                      ----                             ----
Cash Flows provided by (Used for)
Operating Activities
       Cash collected from tenants
           and concessionaires                     $272,270                       264,401
       Cash paid to suppliers and employees        (201,362)                     (200,499)
       Interest paid - mortgage                     (69,536)                      (64,271)
       Interest collected                             8,293                        10,948
       Withdrawals from (deposits to)
            restricted cash, net                          4                        (1,181)
                                                      -------                   -----------
       Net cash flows provided by (used
           for) operating activities                            9,669                          9,398
Cash Flows Provided by (Used for)
Financing Activities
       Payments on loans                             (1,431)                       (6,694)
       Distributions                                (17,704)                         (476)
       Net cash flows provided by (used             ---------                   -----------
           for) financing activities                          (19,135)                        (7,170)
Cash Flows Provided by (Used for)
Investing Activities
       Deposits to restricted cash                  (14,562)                      (25,811)
       Net cash flows provided by (used             --------                    -----------
           for) investing activities                          (14,562)                       (25,811)
                                                              --------                       --------
Increase (decrease) in cash                                   (24,028)                       (23,583)
Unrestricted cash, beginning of year                          136,014                        159,597
                                                            ----------                      ---------
Unrestricted cash, end of year                              $ 111,986                        136,014
                                                            ==========                      ==========





                   The accompanying notes are an integral part
                           of the financial statements





                                                      2001                              2000
                                                      ----                              ----
Reconciliation of Net Income with Cash
Provided by (Used for) Operating Activities

         Net income (loss) for the year           $(197,715)                      (176,630)
         Add depreciation and amortization          130,353                        130,460
         Deferred interest                           71,937                         71,937
         Deferred income                                  -    4,575                (1,500)       24,267
                                                     -------                       --------

         (Increase) decrease in assets:
              Accounts receivable                     4,524                         (5,752)
              Prepaid expenses and deposits            (180)                          (847)
              Restricted cash                             4                         (1,181)


         Increase (decrease) in liabilities:
              Accounts payable and
                  accrued lia                          (509)                        (6,982)
              Other liabilities                       1,255    5,094                  (107)      (14,869)
                                                      ------   ------                -------    ---------
Cash flows provided by (used for) operating activities       $ 9,669                               9,398
                                                            =========                           =========

                               Mecca Apartments II
                               -------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                December 31, 2001
                                -----------------




Note 1.  Organization
------   -------------

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

Note 2.  Accounting  Principles
-------  -----------------------
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

       Expenses incurred that expire over a period oftime are pro-rated over the time period.

       Property and equipment is recorded at cost;depreciation is provided using the straight-line method over estimated lives of 40 years for the building and 5 to 7 years for furnishings. Repairs and routine replacement of assets will be recorded as a current expense. Major renovations or replacements of a significant part of a group of assets are recorded as additions to property and disposal of the assets being replaced.

        Estimates are used to determine amounts in financial statements. Actual results may vary from those estimates.


        Expenses being incurred during the construction period related to
financing have been deferred.   These costs will be amortized over a thirty-year
period on the straight-line.

Note 3. Accounts Receivable
-----   -------------------
         The details of accounts receivable are presented in the supplementary data following the financial statements.

Note 4.  Prepaid Expenses and Deposits
-------  -----------------------------
         At December 31, 2001, prepaid expenses consisted of the following:

                     Insurance                               $4,187
                                                             ======
Note 5.  Replacement Reserve Deposits
-------  ----------------------------
         The partnership is required to make deposits of $1,193 per month to an account held by the lender to accumulate funds for the replacement of assets, and $554 to another a savings accounts at U.S. Bank. A schedule of the activity in these reserve accounts is included in the supplementary data.

Note 6.  Notes Payable
-------  -------------
        The notes payable consist of a loan with an original balance of $715,000 payable in monthly installments of $5,914, including interest at 9.25% per annum, due January 1, 2026, a loan with a balance of $500,000 from the County of Riverside Home Funds, payable together with accumulated simple interest of 6.5% per annum, over a fifteen-year period beginning May, 2010, in monthly payments of $8,469 including interest at 6.5% per annum, and a loan with a balance of $1,314,577 from the Rental Housing construction program of the State of California Department of Housing and Community Development, bearing simple interest at 3% per annum, on which payments of interest and principal will be deferred, unless the operation of the property generates surplus cash in excess of allowable distributions. During the year 2001, the lender changed the amortization method to a 365/360 day year basis. The resulting adjustment of prior interest is included in interest expense. The amounts of principal due in each of the five years after December 31, 2001, except for payments that might be required from surplus cash, and the amount due after five years are as follows:


                           2002                                          $ 6,558
                           2003                                            7,201
                           2004                                            7,905
                           2005                                            8,680
                           2006                                            9,530

Note 7.  Property Taxes
-------  --------------
         The managing general partner is Indio Housing Development Corporation, an organization exempt from income taxes under the provisions of Internal Revenue Code Section 501(c)(3). As a provider of rental housing to qualifying low income families, the partnership qualifies for a welfare exemption from a portion of the property taxes assessed by the County of Riverside.

Note 8.  Concentration of Activities
-------  ---------------------------
         The partnership's sole asset is 60 units of housing.   The project's
operations are concentrated in the multifamily real estate market. In addition, the project operates in a heavily regulated environment. The operations of the project are subject to administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to HUD. Such administrative directives, rules and regulations are subject to change by an act of congress, or and administrative change mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden to comply with a change.