Form 10-Q
period 2002-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2002-08-19
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-20056


                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.


California                                                           33-0316953
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

                       For the Quarter Ended June 30, 2002

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                  As of June 30, 2002 and March 31, 2002.......................2

         Statements of Operations
                  For the Three Months ended June 30, 2002 and 2001............3

         Statement of Partners' Equity (Deficit)
                  For the Three Months ended June 30, 2002.....................4

         Statements of Cash Flows
                  For the Three Months ended June 30, 2002 and 2001............5

         Notes to Financial Statements.........................................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................11

         Item 3. Quantitative and Qualitative Disclosures About Market Risks..12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................12

         Item 6. Exhibits and Reports on Form 8-K.............................12

         Signatures        ...................................................13

         Certification Pursuant To 18 U.S.C. Section 1350.....................14

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                       June 30, 2002              March 31, 2002
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               251,462      $            257,975
Investments in limited partnerships, net (Note 2)                              3,314,455                 3,494,236
Other assets                                                                       3,646                     3,646
                                                                   -----------------------      --------------------

                                                                 $             3,569,563      $          3,755,857
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' EQUITY  (DEFICIT)
Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             1,675,569      $          1,631,958
                                                                   -----------------------      --------------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                              (146,322)                 (144,023)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                     2,040,316                 2,267,922
                                                                   -----------------------      --------------------

Total partners' equity                                                         1,893,994                 2,123,899
                                                                   -----------------------      --------------------

                                                                 $             3,569,563      $          3,755,857
                                                                   =======================      ====================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                        2002                                     2001
                                          --------------------------------         ---------------------------------
                                                   Three Months                              Three Months
                                          --------------------------------         ---------------------------------

    Interest income                     $                           1,045        $                            2,801
                                          --------------------------------         ---------------------------------

    Operating expenses:
      Amortization (Note 2)                                         7,969                                     9,438
      Asset management fees (Note 3)                               52,521                                    52,521
      Legal and accounting                                          3,682                                     1,730
      Other                                                         3,797                                     3,975
                                          --------------------------------         ---------------------------------

        Total operating expenses                                   67,969                                    67,664
                                          --------------------------------         ---------------------------------

    Loss from operations                                          (66,924)                                  (64,863)

    Equity in losses of
     limited partnerships (Note 2)                               (162,981)                                 (145,513)
                                          --------------------------------         ---------------------------------

    Net loss                            $                        (229,905)        $                        (210,376)
                                          ================================         =================================

    Net loss allocated to:
      General partner                   $                          (2,299)        $                          (2,104)
                                          ================================         =================================

      Limited partners                  $                        (227,606)        $                        (208,272)
                                          ================================         =================================

    Net loss per limited partner unit   $                             (13)        $                             (12)
                                          ================================         =================================

    Outstanding weighted limited
    partner units                                                  17,726                                    17,726
                                          ================================         =================================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2002
                                   (unaudited)




                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at March 31, 2002       $        (144,023)    $        2,267,922       $      2,123,899

Net loss                                                      (2,299)              (227,606)              (229,905)
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at June 30, 2002        $        (146,322)    $        2,040,316       $      1,893,994
                                                     =================     ==================       ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                                                 2002                    2001
                                                                           -----------------        ----------------

Cash flows from operating activities:
  Net loss                                                               $        (229,905)       $       (210,376)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                 7,969                   9,438
        Equity in losses of limited partnerships                                   162,981                 145,513
        Change in other assets                                                           -                   3,014
        Change in accrued fees and expense due to
           General Partner and affiliates                                           43,611                  47,427
                                                                           -----------------        ----------------

             Net cash used in operating activities                                 (15,344)                 (4,984)
                                                                           -----------------        ----------------

Cash flows from investing activities:
    Distribution from limited partnerships                                           8,831                  18,324
                                                                           -----------------        ----------------

             Net cash used in investing activities                                   8,831                  18,324
                                                                           -----------------        ----------------

Net increase (decrease) in  cash and cash equivalents                               (6,513)                 13,340

Cash and cash equivalents, beginning of period                                     257,975                 281,525
                                                                           -----------------        ----------------

Cash and cash equivalents, end of period                                 $         251,462        $        294,865
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
   Taxes paid                                                            $             800       $             800
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

Organization
------------

WNC California Housing Tax Credits II, L.P., a California Limited Partnership (the "Partnership"), was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing tax credits. The local general partners (the"Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership has no employees of their own.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)



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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.


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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero is recognized as income.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:


                                                                     For the Three                    For the Year
                                                                     Months Ended                         Ended
                                                                     June 30, 2002                   March 31, 2002
                                                                ------------------------            ------------------
         Investments per balance sheet,
           beginning of period                                $               3,494,236           $         4,391,885
         Distributions received                                                  (8,831)                      (21,425)
         Equity in losses of limited partnerships                              (162,981)                     (823,047)
         Amortization of capitalized
           acquisition fees and costs                                            (7,969)                      (53,177)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           end of period                                      $               3,314,455           $         3,494,236
                                                                ========================            ==================

Selected financial information for the three months ended June 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:


                                                                         2002                             2001
                                                                  --------------------              ------------------

         Revenues                                               $             820,000             $           799,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                                 227,000                         553,000
           Interest expense                                                   323,000                         227,000
            Depreciation and amortization                                     629,000                         323,000
                                                                  --------------------              ------------------
              Total expenses                                                1,179,000                       1,103,000
                                                                  --------------------              ------------------

         Net loss                                               $            (359,000)             $         (304,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $            (346,000)             $         (301,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $            (163,000)             $         (146,000)
                                                                  ====================              ==================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $52,521 were incurred during each of the three months ended June 30, 2002 and 2001. The Partnership paid the General Partner or its affiliates $12,500 and $10,000 of those fees during the three months ended June 30, 2002 and 2001, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                      June 30, 2002                March 31, 2002
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                 5,978     $                   2,388
       Asset management fee payable                                           1,669,591                     1,629,570
                                                                   ---------------------       -----------------------

       Total                                                    $             1,675,569     $               1,631,958
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $251,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $3,314,000. Liabilities at June 30, 2002 consisted primarily of $1,670,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three months Ended June 30, 2002 Compared to Three months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(230,000), reflecting an increase of $20,000 from the net loss of $(210,000) for the three months ended June 30, 2001. The increase in net loss is due to an increase in equity in losses of limited partnerships of $17,000 to $(163,000) for the three months ended June 30, 2002, from $(146,000) during the three months ended June 30, 2001. Along with the increase in equity in losses of limited partnerships is an increase in loss from operations of $2,000, for the three months ending June 30, 2002, compared to the three months ended June 30, 2001.

Cash Flows

Three months Ended June 30, 2002 Compared to Three months Ended June 30, 2001. Net cash used during the three months ended June 30, 2002 was $(6,000) compared to net cash provided for the three months ended June 30, 2001 of $13,000. The change was due to an increase in cash used in operations of $10,000, and a decrease in the distributions from limited partnerships of $9,000.

During the three months ended June 30, 2002, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $44,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

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


Date:  July 12, 2002





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.


Date:  July 12, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC California Housing Tax Credits II, L.P. (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report",  and  pursuant to 18 U.S.C.,  section  1350,  as adopted  pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
July 12, 2002



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC California Housing Tax Credits II, L.P. (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
July 12, 2002