Form 10-Q
period 2002-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2002-11-19
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

            (State or other jurisdiction of                    (I.R.S. Employer
           (incorporation or organization)                   Identification No.)


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

Yes           No      X
    ---------    ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2002



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
              As of September 30, 2002 and March 31, 2002......................2

         Statements of Operations
              For the Three and Six Months ended September 30, 2002 and 2001...3

         Statement of Partners' Equity (Deficit)
              For the Six Months ended September 30, 2002......................4

         Statements of Cash Flows
              For the Six Months ended September 30, 2002 and 2001.............5

         Notes to Financial Statements.........................................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................11

         Item 3. Quantitative and Qualitative Disclosures About Market Risks..12

         Item 4. Controls and Procedures......................................12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................13

         Item 5. Other Information............................................13

         Item 6. Exhibits and Reports on Form 8-K.............................13

         Signatures        ...................................................14

         Certifications    ...................................................15

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS






                                                                     September 30, 2002           March 31, 2002
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               228,788      $            257,975
Investments in limited partnerships, net (Note 2)                              3,139,437                 3,494,236
Other assets                                                                       3,646                     3,646
                                                                   -----------------------      --------------------

                                                                 $             3,371,871      $          3,755,857
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' EQUITY  (DEFICIT)
Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             1,715,862      $          1,631,958
                                                                   -----------------------      --------------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                              (148,702)                 (144,023)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                     1,804,711                 2,267,922
                                                                   -----------------------      --------------------

Total partners' equity                                                         1,656,009                 2,123,899
                                                                   -----------------------      --------------------

                                                                 $             3,371,871      $          3,755,857
                                                                   =======================      ====================



                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                2002                2002                2001                2001
                                            Three Months         Six Months         Three Months         Six Months
                                          -----------------    ---------------     ---------------    -----------------

    Interest income                     $              975   $          2,020     $         2,330    $           5,131
    Distribution income                              2,620              2,620                   -                    -
                                          -----------------    ---------------     ---------------    -----------------

        Total operating income                       3,595              4,640               2,330                5,131

    Operating expenses:
      Amortization (Note 2)                          7,967             15,936               9,438               18,876
      Asset management fees (Note 3)                52,521            105,042              52,521              105,042
      Legal and accounting                          10,770             14,452              11,866               13,596
      Other                                          5,771              9,568               1,030                5,005
                                          -----------------    ---------------     ---------------    -----------------

        Total operating expenses                    77,029            144,998              74,855              142,519
                                          -----------------    ---------------     ---------------    -----------------

    Loss from operations                           (73,434)          (140,358)            (72,525)            (137,388)

    Equity in losses of
     limited partnerships (Note 2)                (164,551)          (327,532)           (189,958)            (335,471)
                                          -----------------    ---------------     ---------------    -----------------

    Net loss                            $         (237,985)  $       (467,890)    $      (262,483)   $        (472,859)
                                          =================    ===============     ===============    =================

    Net loss allocated to:
      General partner                   $           (2,380)  $         (4,679)    $        (2,625)   $          (4,729)
                                          =================    ===============     ===============    =================

      Limited partners                  $         (235,605)  $       (463,211)    $      (259,858)   $        (468,130)
                                          =================    ===============     ===============    =================

    Net loss per limited partner unit   $              (13)  $            (26)    $           (15)   $             (27)
                                          =================    ===============     ===============    =================

    Outstanding weighted limited
    partner units                                   17,726             17,726              17,726               17,726
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2002
                                   (unaudited)




                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at March 31, 2002       $        (144,023)    $        2,267,922       $      2,123,899

Net loss                                                      (4,679)              (463,211)              (467,890)
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at September 30, 2002   $        (148,702)    $        1,804,711       $      1,656,009
                                                     =================     ==================       ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001
                                   (unaudited)


                                                                                 2002                    2001
                                                                           -----------------        ----------------

Cash flows from operating activities:
  Net loss                                                               $        (467,890)       $       (472,859)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                15,936                  18,876
        Equity in losses of limited partnerships                                   327,532                 335,471
        Change in other assets                                                           -                   2,294
        Change in accrued fees and expense due to
           General Partner and affiliates                                           83,904                  78,775
                                                                           -----------------        ----------------

             Net cash used in operating activities                                 (40,518)                (37,443)
                                                                           -----------------        ----------------

Cash flows from investing activities:
    Distribution from limited partnerships                                          11,331                  21,425
                                                                           -----------------        ----------------

             Net cash provided by investing activities                              11,331                  21,425
                                                                           -----------------        ----------------

Net decrease in  cash and cash equivalents                                         (29,187)                (16,018)

Cash and cash equivalents, beginning of period                                     257,975                 281,525
                                                                           -----------------        ----------------

Cash and cash equivalents, end of period                                 $         228,788        $        265,507
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                            $             800        $            800
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

Organization
------------

WNC California Housing Tax Credits II, L.P., a California Limited Partnership (the "Partnership"), was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership has no employees of their own.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that either the Partnership's investments or the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low-income housing credits will be available to the Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)



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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)


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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment that has reached zero is recognized as income.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                      For the Six                     For the Year
                                                                     Months Ended                         Ended
                                                                  September 30, 2002                 March 31, 2002
                                                                ------------------------            ------------------
         Investments per balance sheet,
           beginning of period                                $              3,494,236           $         4,391,885
         Distributions received                                                (11,331)                      (21,425)
         Equity in losses of limited partnerships                             (327,532)                     (823,047)
         Amortization of capitalized
           acquisition fees and costs                                          (15,936)                      (53,177)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           end of period                                      $              3,139,437           $         3,494,236
                                                                ========================            ==================

Selected financial information for the six months ended September 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                         2002                             2001
                                                                  --------------------              ------------------

         Revenues                                               $           1,641,000             $         1,597,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                               1,257,000                       1,105,000
           Interest expense                                                   455,000                         453,000
            Depreciation and amortization                                     646,000                         647,000
                                                                  --------------------              ------------------
              Total expenses                                                2,358,000                       2,205,000
                                                                  --------------------              ------------------

         Net loss                                               $            (717,000)            $          (608,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $            (692,000)            $          (601,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $            (325,000)            $          (335,000)
                                                                  ====================              ==================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)


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


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $105,042 were incurred during each of the six months ended September 30, 2002 and 2001. The Partnership paid the General Partner or its affiliates $18,750 and $26,667 of those fees during the six months ended September 30, 2002 and 2001, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                    September 30, 2002             March 31, 2002
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                     -     $                   2,388
       Asset management fee payable                                           1,715,862                     1,629,570
                                                                   ---------------------       -----------------------

       Total                                                    $             1,715,862     $               1,631,958
                                                                   =====================       =======================



NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2002 consisted primarily of $229,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $3,139,000. Liabilities at September 30, 2002 consisted primarily of $1,716,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three months Ended September 30, 2002 Compared to Three months Ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was $(238,000), reflecting a decrease of $24,000 from the net loss of $(262,000) for the three months ended September 30, 2001. The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $25,000 to $(165,000) for the three months ended September 30, 2002, from $(190,000) during the three months ended September 30, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of limited partnerships was offset by an increase in total income by $1,000, for the three months ended September 30, 2002 to $3,000 from $2,000 for the three months ended September 30, 2001.

Six months Ended September 30, 2002 Compared to Six months Ended September 30, 2001. The Partnership's net loss for the six months ended September 30, 2002 was $(468,000), reflecting a decrease of $5,000 from the net loss of $(473,000) for the six months ended September 30, 2001. The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $8,000 to $(327,000) for the six months ended September 30, 2002, from $(335,000) during the six months ended September 30, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of limited partnerships was offset by an increase in loss from operations of $3,000, for the six months ended
September 30, 2002 to $(140,000) from $(137,000) for the six months ended September 30, 2001, due to a comparable increase in legal, accounting and other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash Flows

Six months Ended September 30, 2002 Compared to Six months Ended September 30, 2001. Net cash used during the six months ended September 30, 2002 was $(29,000) compared to net cash used for the six months ended September 30, 2001 of $(16,000). The change is due to an increase in cash used in operations of $3,000, and a decrease in distributions from limited partnerships of $10,000.



During the six months ended September 30, 2002, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $84,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 4.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Three were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE
Item 5.   Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.

1.        NONE

(b)       Exhibits.

99.1 ertification pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By:  WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner





By: /s/ Wilfred N. Cooper, Jr.
    --------------------------

Wilfred N. Cooper, Jr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date:  November 11, 2002





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 11, 2002

                                 CERTIFICATIONS*

I,   Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/ Wilfred N. Cooper, Jr.
         --------------------------
[Signature]

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS*

I,   Thomas J. Riha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (f)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (d)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/ Thomas J. Riha
-------------------
[Signature]

Vice-President - Chief Financial Officer of WNC & Associates, Inc.