Form 10-Q
period 2002-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2003-02-12
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2002



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                  As of December 31, 2002 and March 31, 2002...................2

         Statements of Operations
                  For the Three and Nine Months ended December 31, 2002
                  and 2001.....................................................3

         Statement of Partners' Equity (Deficit)
                  For the Nine Months ended December 31, 2002..................4

         Statements of Cash Flows
                  For the Nine Months ended December 31, 2002 and 2001.........5

         Notes to Financial Statements.........................................6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................11

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risks........................................................12

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                     December 31, 2002            March 31, 2002
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               221,682      $            257,975
Investments in limited partnerships, net (Note 2)                              2,968,418                 3,494,236
Other assets                                                                       3,646                     3,646
                                                                   -----------------------      --------------------

                                                                 $             3,193,746      $          3,755,857
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' EQUITY  (DEFICIT)
Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             1,763,869      $          1,631,958
                                                                   -----------------------      --------------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                              (150,963)                 (144,023)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                     1,580,840                 2,267,922
                                                                   -----------------------      --------------------

Total partners' equity                                                         1,429,877                 2,123,899
                                                                   -----------------------      --------------------

                                                                 $             3,193,746      $          3,755,857
                                                                   =======================      ====================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                                2002                2002                2001                2001
                                            Three Months        Nine Months         Three Months        Nine Months
                                          -----------------    ---------------     ---------------    -----------------

    Interest income                     $             854    $         2,874     $         1,284    $           6,415
    Distribution income                                 -              2,620                   -                    -
                                          -----------------    ---------------     ---------------    -----------------

        Total operating income                        854              5,494               1,284                6,415

    Operating expenses:
      Amortization (Note 2)                         7,967             23,904               9,438               28,314
      Asset management fees (Note 3)               52,521            157,563              52,521              157,563
      Legal and accounting                          2,320             16,772               2,575               16,171
      Other                                         1,127             10,694               3,509                8,514
                                          -----------------    ---------------     ---------------    -----------------

        Total operating expenses                   63,935            208,933              68,043              210,562
                                          -----------------    ---------------     ---------------    -----------------

    Loss from operations                          (63,081)          (203,439)            (66,759)            (204,147)

    Equity in losses of
     limited partnerships (Note 2)               (163,051)          (490,583)           (171,486)            (506,957)
                                          -----------------    ---------------     ---------------    -----------------

    Net loss                            $        (226,132)   $      (694,022)    $      (238,245)   $        (711,104)
                                          =================    ===============     ===============    =================

    Net loss allocated to:
      General partner                   $          (2,261)   $        (6,940)    $        (2,382)   $          (7,111)
                                          =================    ===============     ===============    =================

      Limited partners                  $        (223,871)   $      (687,082)    $      (235,863)   $        (703,993)
                                          =================    ===============     ===============    =================

    Net loss per limited partner unit   $             (13)   $           (39)    $           (13)   $             (40)
                                          =================    ===============     ===============    =================

    Outstanding weighted limited
    partner units                                  17,726             17,726              17,726               17,726
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)




                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at March 31, 2002       $        (144,023)    $        2,267,922       $      2,123,899

Net loss                                                      (6,940)              (687,082)              (694,022)
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at December 31, 2002    $        (150,963)    $        1,580,840       $      1,429,877
                                                     =================     ==================       ================

                 See accompanying notes to financial statements
                                       4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)


                                                                                 2002                    2001
                                                                           -----------------        ----------------

Cash flows from operating activities:
  Net loss                                                               $        (694,022)       $       (711,104)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                23,904                  28,314
        Equity in losses of limited partnerships                                   490,583                 506,957
        Change in other assets                                                           -                   3,014
        Change in accrued fees and expense due to
           General Partner and affiliates                                          131,911                 130,896
                                                                           -----------------        ----------------

             Net cash used in operating activities                                 (47,624)                (41,923)
                                                                           -----------------        ----------------

Cash flows from investing activities:
    Distribution from limited partnerships                                          11,331                  21,425
                                                                           -----------------        ----------------

             Net cash provided by investing activities                              11,331                  21,425
                                                                           -----------------        ----------------

Net decrease in  cash and cash equivalents                                         (36,293)                (20,498)

Cash and cash equivalents, beginning of period                                     257,975                 281,525
                                                                           -----------------        ----------------

Cash and cash equivalents, end of period                                 $         221,682        $        261,027
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                            $             800        $            800
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership has no employees of its own.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

New Accounting Pronouncements
-----------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of this statement is not expected to have a material effect on the Partnership's financial statements.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Nine                     For the Year
                                                                     Months Ended                         Ended
                                                                   December 31, 2002                 March 31, 2002
                                                                ------------------------            ------------------
         Investments per balance sheet,
           beginning of period                                $              3,494,236            $        4,391,885
         Distributions received                                                (11,331)                      (21,425)
         Equity in losses of limited partnerships                             (490,583)                     (823,047)
         Amortization of capitalized
           acquisition fees and costs                                          (23,904)                      (53,177)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           end of period                                      $              2,968,418            $        3,494,236
                                                                ========================            ==================

Selected financial information for the nine months ended December 31, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                         2002                             2001
                                                                  --------------------              ------------------

         Revenues                                               $          2,461,000              $        2,396,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                              1,886,000                       1,658,000
           Interest expense                                                  682,000                         680,000
            Depreciation and amortization                                    969,000                         970,000
                                                                  --------------------              ------------------
              Total expenses                                               3,537,000                       3,308,000
                                                                  --------------------              ------------------

         Net loss                                               $         (1,076,000)             $         (912,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $         (1,039,000)             $         (902,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $           (491,000)             $         (507,000)
                                                                  ====================              ==================

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $157,563 were incurred during each of the nine months ended December 31, 2002 and 2001. The Partnership paid the General Partner or its affiliates $25,000 and $26,667 of those fees during the nine months ended December 31, 2002 and 2001, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                    December 31, 2002              March 31, 2002
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                 1,736     $                   2,388
       Asset management fee payable                                           1,762,133                     1,629,570
                                                                   ---------------------       -----------------------

       Total                                                    $             1,763,869     $               1,631,958
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $222,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $2,968,000. Liabilities at December 31, 2002 consisted primarily of $1,764,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations


Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(226,000), reflecting a decrease of $12,000 from the net loss of $(238,000) for the three months ended December 31, 2001. The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $8,000 to $(163,000) for the three months ended December 31, 2002, from $(171,000) during the three months ended December 31, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships, operating expenses decreased by $4,000 due to the decrease of amortization and other expenses from $68,000 for the three months ended December 31, 2001 to $64,000 for the three months ended December 31, 2002.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(694,000), reflecting a decrease of $17,000 from the net loss of $(711,000) for the nine months ended December 31, 2001. The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $16,000 to $(491,000) for the nine months ended December 31, 2002, from $(507,000) during the nine months ended December 31, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships, operating expenses decreased by $2,000, due to the decrease of amortization expense of $(4,000), which was offset by an increase of $2,000 in other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash Flows

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. Net cash used during the nine months ended December 31, 2002 was $(36,000) compared to net cash used for the nine months ended December 31, 2001 of $(20,000). The change is due to an increase in cash used in operations of $6,000 and a decrease in distributions from limited partnerships of $10,000.


During the nine months ended December 31, 2002, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $132,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 4.   Controls and Procedures

Within the 90 days prior to the date of this report, the General Partners of the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associates' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

 Part II. Other Information

 Item 1.  Legal Proceedings

          NONE
 Item 5.  Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

 Item 6.  Exhibits and Reports on Form 8-K

 (a)      Reports on Form 8-K.
          ---------------------

 1.       NONE

 (b)      Exhibits.
         ----------

 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  February 11, 2003





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 11, 2003

                                 CERTIFICATIONS

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 11, 2003


     /s/ Wilfred N. Cooper, Jr.
     --------------------------

     President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 11, 2003


     /s/ Thomas J. Riha
     ------------------

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.