Form 10-Q
period 2003-03-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2003-08-20
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                  As of June 30, 2003 and March 31, 2003.......................2

         Statements of Operations
                  For the Three Months ended June 30, 2003 and 2002............3

         Statement of Partners' Equity (Deficit)
                  For the Three Months ended June 30, 2003.....................4

         Statements of Cash Flows
                  For the Three Months ended June 30, 2003 and 2002............5

         Notes to Financial Statements.........................................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures About Market Risks..14

         Item 4. Controls and Procedures......................................14

PART II. OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K............................15

         Signatures        ...................................................16

         Certifications    ...................................................17

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                       June 30, 2003              March 31, 2003
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               218,657      $            220,039
Investments in limited partnerships, net (Note 2)                              2,507,636                 2,675,025
Other assets                                                                       3,646                     3,646
                                                                   -----------------------      --------------------

                                                                 $             2,729,939      $          2,898,710
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' EQUITY  (DEFICIT)
Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             1,868,094      $          1,816,544
                                                                   -----------------------      --------------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                              (156,643)                 (154,440)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                     1,018,488                 1,236,606
                                                                   -----------------------      --------------------

Total partners' equity                                                           861,845                 1,082,166
                                                                   -----------------------      --------------------

                                                                 $             2,729,939      $          2,898,710
                                                                   =======================      ====================




                 See accompanying notes to financial statements
                                        2

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                       2003                               2002
                                                   Three Months                       Three Months
                                          ------------------------------       ----------------------------

    Interest income                     $                          565       $                      1,045
                                          ------------------------------       ----------------------------

        Total operating income                                     565                              1,045

    Operating expenses:
      Amortization (Note 2)                                     13,294                              7,969
      Asset management fees (Note 3)                            52,521                             52,521
      Legal and accounting                                       3,570                              3,682
      Other                                                      1,709                              3,797
                                          ------------------------------       ----------------------------

        Total operating expenses                                71,094                             67,969
                                          ------------------------------       ----------------------------

    Loss from operations                                       (70,529)                           (66,924)

    Equity in losses of
     limited partnerships (Note 2)                            (149,792)                          (162,981)
                                          ------------------------------       ----------------------------

    Net loss                            $                     (220,321)      $                   (229,905)
                                          ==============================       ============================

    Net loss allocated to:
      General partner                   $                       (2,203)      $                     (2,299)
                                          ==============================       ============================

      Limited partners                  $                     (218,118)      $                   (227,606)
                                          ==============================       ============================

    Net loss per limited partner unit   $                          (12)      $                        (13)
                                          ==============================       ============================

    Outstanding weighted limited
    partner units                                               17,726                             17,726
                                          ==============================       ============================

                 See accompanying notes to financial statements
                                        3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)




                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at March 31, 2003       $        (154,440)    $        1,236,606       $      1,082,166

Net loss                                                      (2,203)              (218,118)              (220,321)
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at June 30, 2003        $        (156,643)    $        1,018,488       $        861,845
                                                     =================     ==================       ================


                 See accompanying notes to financial statements
                                        4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                                 2003                    2002
                                                                           -----------------        ----------------

Cash flows from operating activities:
  Net loss                                                               $        (220,321)       $       (229,905)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                13,294                   7,969
        Equity in losses of limited partnerships                                   149,792                 162,981
        Change in accrued fees and expense due to
           General Partner and affiliates                                           51,550                  43,611
                                                                           -----------------        ----------------

             Net cash used in operating activities                                  (5,685)                (15,344)
                                                                           -----------------        ----------------

Cash flows from investing activities:
    Distribution from limited partnerships                                           4,303                   8,831
                                                                           -----------------        ----------------

             Net cash provided by investing activities                               4,303                   8,831
                                                                           -----------------        ----------------

Net decrease in  cash and cash equivalents                                          (1,382)                 (6,513)

Cash and cash equivalents, beginning of period                                     220,039                 257,975
                                                                           -----------------        ----------------

Cash and cash equivalents, end of period                                 $         218,657        $        251,462
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                            $               -        $            800
                                                                           =================        ================

                 See accompanying notes to financial statements
                                        5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Exit Strategy-continued
-----------------------

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

Equity in losses of limited partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2003 and 2002, the Partnership had no cash equivalents.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Concentration of Credit Risk
----------------------------

At June 30, 2003, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Three                    For the Year
                                                                     Months Ended                         Ended
                                                                     June 30, 2003                   March 31, 2003
                                                                ------------------------            ------------------
         Investments per balance sheet,
           beginning of period                                $              2,675,025            $        3,494,236
         Distributions received                                                 (4,303)                      (13,937)
         Equity in losses of limited partnerships                             (149,792)                     (752,095)
         Amortization of capitalized
           acquisition fees and costs                                          (13,294)                      (53,179)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           end of period                                      $              2,507,636            $        2,675,025
                                                                ========================            ==================

Selected financial information for the three months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                         2003                             2002
                                                                  --------------------              ------------------

         Revenues                                               $            862,000              $          820,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                                683,000                         629,000
           Interest expense                                                  225,000                         227,000
           Depreciation and amortization                                     326,000                         323,000
                                                                  --------------------              ------------------
              Total expenses                                               1,234,000                       1,179,000
                                                                  --------------------              ------------------

         Net loss                                               $           (372,000)             $         (359,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $           (355,000)             $         (346,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $           (150,000)             $         (163,000)
                                                                  ====================              ==================

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $52,521 were incurred during each of the three months ended June 30, 2003 and 2002. The Partnership paid the General Partner or its affiliates $6,250 and $12,500 of those fees during the three months ended June 30, 2003 and 2002, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                      June 30, 2003                March 31, 2003
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                 7,169     $                   1,890
       Asset management fee payable                                           1,860,925                     1,814,654
                                                                   ---------------------       -----------------------

       Total                                                    $             1,868,094     $               1,816,544
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $219,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $2,508,000. Liabilities at June 30, 2003 consisted primarily of $1,868,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(220,000), reflecting a decrease of $10,000 from the net loss of $(230,000) for the three months ended June 30, 2002. The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $13,000 to $(150,000) for the three months ended June 30, 2003, from $(163,000) during the three months ended June 30, 2002. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of limited partnerships was offset by an increase in operating expenses of $3,000 from $68,000 for the three months ended June 30, 2002 to approximately $71,000 for the three months ended June 30, 2003 due to the increase of amortization of $5,000, which was offset by a decrease in other expenses of $(2,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net cash used during the three months ended June 30, 2003 was $(1,000) compared to net cash used for the three months ended June 30, 2002 of $(7,000). The change is due to a decrease in cash used in operations of $(10,000), which was offset by a decrease in distributions received from limited partnerships of $5,000.

During the three months ended June 30, 2003, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $52,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1.        NONE

(b)       Exhibits.
          ---------

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





By: /s/ Wilfred N. Cooper, Jr.
------------------------------

Wilfred N. Cooper, Jr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: August 19, 2003






By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 19, 2003

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

          Date: August 19, 2003



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

          Date: August 19, 2003


          /s/ Thomas J. Riha
          ------------------

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.