Form 10-Q
period 2003-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2004-02-10
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2003



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
            As of December 31, 2003 and March 31, 2003........................2

         Statements of Operations
            For the Three and Nine Months Ended December 31, 2003 and 2002....3

         Statement of Partners' Equity (Deficit)
            For the Nine Months Ended December 31, 2003.......................4

         Statements of Cash Flows
            For the Nine Months Ended December 31, 2003 and 2002..............5

         Notes to Financial Statements........................................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................13

         Item 3. Quantitative and Qualitative Disclosures About Market Risks.14

         Item 4. Controls and Procedures.....................................14

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings...........................................15

         Item 6. Exhibits and Reports on Form 8-K............................15

         Signatures        ..................................................16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS






                                                                     December 31, 2003            March 31, 2003
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               206,625      $            220,039
Investments in limited partnerships, net (Note 2)                              2,048,245                 2,675,025
Other assets                                                                       3,646                     3,646
                                                                   -----------------------      --------------------

                                                                 $             2,258,516      $          2,898,710
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' EQUITY  (DEFICIT)
Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             1,943,186      $          1,816,544
                                                                   -----------------------      --------------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                              (162,108)                 (154,440)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                       477,438                 1,236,606
                                                                   -----------------------      --------------------

Total partners' equity                                                           315,330                 1,082,166
                                                                   -----------------------      --------------------

                                                                 $             2,258,516      $          2,898,710
                                                                   =======================      ====================






                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)

                                                2003                2003                2002                2002
                                            Three Months        Nine Months         Three Months        Nine Months
                                          -----------------    ---------------     ---------------    -----------------

    Interest income                     $             443    $         1,480     $           854    $           2,874
    Distribution income                                 -              1,120                   -                2,620
                                          -----------------    ---------------     ---------------    -----------------

        Total operating income                        443              2,600                 854                5,494
                                          -----------------    ---------------     ---------------    -----------------

    Operating expenses:
      Amortization (Note 2)                        10,298             36,886               7,967               23,904
      Asset management fees (Note 3)               52,521            157,563              52,521              157,563
      Legal and accounting                            830             17,774               2,320               16,772
      Other                                         1,573              3,622               1,127               10,694
                                          -----------------    ---------------     ---------------    -----------------

        Total operating expenses                   65,222            215,845              63,935              208,933
                                          -----------------    ---------------     ---------------    -----------------

    Loss from operations                          (64,779)          (213,245)            (63,081)            (203,439)

    Equity in losses of
     limited partnerships (Note 2)               (136,803)          (553,591)           (163,051)            (490,583)
                                          -----------------    ---------------     ---------------    -----------------

    Net loss                            $        (201,582)   $      (766,836)    $      (226,132)   $        (694,022)
                                          =================    ===============     ===============    =================

    Net loss allocated to:
      General partner                   $          (2,016)   $        (7,668)    $        (2,261)   $          (6,940)
                                          =================    ===============     ===============    =================

      Limited partners                  $        (199,566)   $      (759,168)    $      (223,871)   $        (687,082)
                                          =================    ===============     ===============    =================

    Net loss per limited partner unit   $             (11)   $           (43)    $           (13)   $             (39)
                                          =================    ===============     ===============    =================

    Outstanding weighted limited
    partner units                                  17,726             17,726              17,726               17,726
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2003
                                   (unaudited)




                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at March 31, 2003       $        (154,440)    $        1,236,606       $      1,082,166

Net loss                                                      (7,668)              (759,168)              (766,836)
                                                     -----------------     ------------------       ----------------

Partners' equity (deficit) at December 31, 2003    $        (162,108)    $          477,438       $        315,330
                                                     =================     ==================       ================

                 See accompanying notes to financial statements
                                       4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)


                                                                                 2003                    2002
                                                                           -----------------        ----------------

Cash flows from operating activities:
  Net loss                                                               $        (766,836)       $       (694,022)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                36,886                  23,904
        Equity in losses of limited partnerships                                   553,591                 490,583
        Change in accrued fees and expense due to
           General Partner and affiliates                                          126,642                 131,911
                                                                           -----------------        ----------------

             Net cash used in operating activities                                 (49,717)                (47,624)
                                                                           -----------------        ----------------

Cash flows from investing activities:
    Distributions from limited partnerships                                         36,303                  11,331
                                                                           -----------------        ----------------

Net decrease in cash and cash equivalents                                          (13,414)                (36,293)

Cash and cash equivalents, beginning of period                                     220,039                 257,975
                                                                           -----------------        ----------------

Cash and cash equivalents, end of period                                 $         206,625        $        221,682
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                            $                -       $             800
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)



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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

Equity in losses of limited partnerships for the periods ended December 31, 2003 and 2002 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Concentration of Credit Risk
----------------------------

At December 31, 2003, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.


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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Nine                     For the Year
                                                                     Months Ended                         Ended
                                                                   December 31, 2003                 March 31, 2003
                                                                ------------------------            ------------------
         Investments per balance sheet,
           beginning of period                                $              2,675,025            $        3,494,236
         Distributions received                                                (36,303)                      (13,937)
         Equity in losses of limited partnerships                             (553,591)                     (752,095)
         Amortization of capitalized
           acquisition fees and costs                                          (36,886)                      (53,179)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           end of period                                      $              2,048,245            $        2,675,025
                                                                ========================            ==================

Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                         2003                             2002
                                                                  --------------------              ------------------

         Revenues                                               $          2,586,000              $         2,461,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                              2,051,000                        1,886,000
           Interest expense                                                  674,000                          682,000
           Depreciation and amortization                                     977,000                          969,000
                                                                  --------------------              ------------------
              Total expenses                                               3,702,000                        3,537,000
                                                                  --------------------              ------------------


         Net loss                                               $         (1,116,000)             $        (1,076,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $         (1,066,000)             $        (1,039,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $           (554,000)             $          (491,000)
                                                                  ====================              ==================

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $157,563 were incurred during each of the nine months ended December 31, 2003 and 2002. The Partnership paid the General Partner or its affiliates $29,500 and $25,000 of those fees during the nine months ended December 31, 2003 and 2002, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                    December 31, 2003              March 31, 2003
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                   469     $                   1,890
       Asset management fee payable                                           1,942,717                     1,814,654
                                                                   ---------------------       -----------------------

       Total                                                    $             1,943,186     $               1,816,544
                                                                   =====================       =======================



NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $207,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $2,048,000. Liabilities at December 31, 2003 consisted primarily of $1,943,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002. The Partnership's net loss for the three months ended December 31, 2003 was $(202,000), reflecting a decrease of $24,000 from the net loss of $(226,000) for the three months ended December 31, 2002. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $26,000 to $(137,000) for the three months ended December 31, 2003, from $(163,000) during the three months ended December 31, 2002. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The decrease in equity in losses of limited partnerships was offset by an increase in loss from operations of $(2,000) from $(63,000) for the three months ended December 31, 2002 to approximately $(65,000) for the three months ended December 31, 2003, due to an increase of $(2,000) in operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. The Partnership's net loss for the nine months ended December 31, 2003 was $(767,000), reflecting an increase of $(73,000) from the net loss of $(694,000) for the nine months ended December 31, 2002. The increase in net loss is primarily due to an increase in equity in losses of limited partnerships of $(63,000) to $(554,000) for the nine months ended December 31, 2003, from $(491,000) during the nine months ended December 31, 2002. The increase in equity in losses of limited partnerships is due the investments in two of the Local Limited Partnerships having reached $0 at December 31, 2003. Therefore, the acquisition fees associated with these two properties were written off during the nine months ended December 31, 2003. In addition to the increase in equity in losses of limited partnerships there was an increase in loss from operations of $(10,000) from $(203,000) for the nine months ended December 31, 2002 to approximately $(213,000) for the nine months ended December 31, 2003 which was due to a decrease of $(3,000) in income along with a combined increase of $(7,000) in amortization, legal, accounting and other expenses.

Cash Flows

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. Net cash used during the nine months ended December 31, 2003 was $(13,000) compared to net cash used for the nine months ended December 31, 2002 of $(36,000). The change is primarily due to an increase in distributions received from limited partnerships of $25,000 offset by an increase in cash used by operating expense of $(2,000).

During the nine months ended December 31, 2003, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $127,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 1.  Legal Proceedings

         NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K.
     --------------------

1. A current report on Form 8-K was filed on behalf of the registrant on November 4, 2003 reporting the resignation of the registrant's former principal independent accountants, and the engagement of new principal independent accountants under Item 4 of the Form 8-K. An amendment thereto on Form 8-K/A was filed on November 10, 2003 and November 25, 2003 (under
     Item 7 and under Items 4 and 7, respectively) to file as an exhibit the required letter from the former principal independent accountants. Neither the initial report nor the amendments included any financial statements.

(b)  Exhibits.
     ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification  of the  Principal  Executive  Officer  pursuant to 18 U.S.C.
     section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

Date: February 9, 2004





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 9, 2004