Form 10-K
period 2004-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2004-08-31
CIK 869660

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-20056

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
             (Exact name of registrant as specified in its charter)

               California                                       33-0433017
             (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                   Identification No.)

           17782 Sky Park Circle                             92614-6404
           Irvine, CA                                        (Zip Code)
           (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X         No
    -----------      ---------------

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
Yes               No      X
    -----------      ---------------

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits II, L.P. ("CHTC" or the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 13, 1990. The Partnership was formed to acquire limited partnership interests or membership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes that are eligible for Federal low-income housing tax credits and, in certain cases, California low-income housing tax credits ("Low Income Housing Credit").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. The chairman and president of Associates owns substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

As of March 31, 2004, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit and twelve of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. Low Income Housing Credits may be the only material benefit from the Partnership because Limited Partners may not get back their capital. Any transactions between the Partnership and Associates and its affiliates will entail conflicts of interest.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, and a fractional recapture of prior Low Income Housing Credits, would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

There are limits on the transferability of units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Anticipated future and existing cash resources are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed any time by Associates in its discretion. To date no properties in the Partnership have been selected for disposition.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates indicated:

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
601 Main                  Stockton,      Daniels C.
Street Investors          California     Louge                 $ 1,656,000   $ 1,656,000   165      88%    $ 4,080,000   $ 3,933,000

ADI Development           Delhi,         Anthony
Partners                  California     Donovan                   699,000       699,000    31     100%      1,757,000     1,191,000

Bayless Garden            Red Bluff,     Douglas W.
Apartments                California     Young                   1,110,000     1,110,000    46      98%      2,741,000     1,249,000
Investors

Blackberry                Lodi,          Bonita Homes
Oaks, Ltd                 California     Incorporated              463,000       463,000    42     100%      1,063,000     1,895,000

Jacob's                   Exeter,        Philip R. Hammond,
Square                    California     Jr. and Diane M.
                                         Hammond                 1,324,000     1,324,000    45      93%      2,933,000     1,559,000

Mecca                     Mecca,         Sam Jack, Jr. and
Apartments                California     Sam Jack and
II                                       Associates              2,200,000     2,200,000    60      90%      5,183,000     2,489,000

Nevada                    Grass          Thomas G. Larson,
Meadows                   Valley,        William H. Larson
                          California     and Raymond L.
                                         Tetzlaff                  459,000       459,000    34     100%      1,030,000     1,898,000

Northwest                 Ivanhoe,       Philip R. Hammond,
Tulare                    California     Jr. and Diane M.
Associates                               Hammond                 1,226,000     1,226,000    54      83%      2,950,000     1,735,000

Orland                    Orland,        Richard E. Huffman
Associates                California     and Robert A. Ginno      432,000        432,000     40     100%       972,000     1,692,000


                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Pine Gate                 Ahoskie,       Regency Investment
Limited                   California     Associates, Inc.,
Partnership                              Boyd Management,
                                         Inc. and Gordon L.
                                         Blackwell                272,000        272,000     56     100%       611,000     1,428,000

Silver                    Huron,         Philip R. Hammond,
Birch                     California     Jr. and Diane M.
Associates                               Hammond                  378,000        378,000     35      97%     1,131,000     1,323,000

Twin Pines                Groveland,     Donald S.
Apartments                California     Kavanagh and
Associates                               John N. Brezzo         1,278,000      1,278,000     39      95%     3,055,000     1,789,000

Ukiah                     Ukiah,         Thomas G. Larson,
Terrace                   California     William H. Larson
                                         and Raymond L.
                                         Tetzlaff                 349,000        349,000     41     100%       825,000     1,754,000

Woodlake                  Woodlake,      David J. Michael
Garden                    California     and Pamela J.
Apartments                               Michael                  548,000        548,000     48     100%     1,374,000     1,888,000

Yucca-Warren              Joshua Tree,   WNC & Associates,
Vista Associates          California     Inc.                     520,000        520,000     50     100%     1,251,000     2,135,000
                                                             -------------   -----------   ----     ----   -----------  ------------

                                                             $ 12,914,000    $12,914,000    786      96%  $ 30,956,000  $ 27,958,000
                                                             =============   ===========   ====     ====   ===========  ============

(1) Represents aggregate total anticipated Low Income Housing Credits to be received over the 10 year credit period if the Housing complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Substantially all of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate a significant amount of Low Income Housing Credits being allocated to the Limited Partners in the future.

                                 ---------------------------------------------------------------------------------
                                                   For the year ended December 31, 2003
                                 ---------------------------------------------------------------------------------
                                                                                            Low Income Housing
        Local Limited                                                                        Credits Allocated to
        Partnership Name                               Rental Income      Net Income/(Loss)     Partnership
------------------------------------------------------------------------------------------------------------------
      601 Main Street Investors                   $       516,000        $      (365,000)             99%

      ADI Development Partners                            157,000                (55,000)             90%

      Bayless Garden Apartments Investors                 196,000                (97,000)             99%

      Blackberry Oaks, Ltd                                289,000                 22,000              99%

      Jacob's Square                                      209,000               (108,000)             99%

      Mecca Apartments II                                 254,000               (245,000)             99%

      Nevada Meadows                                      225,000                (27,000)             99%

      Northwest Tulare Associates                         201,000               (111,000)             99%

      Orland Associates                                   301,000                 44,000              99%

      Pine Gate Limited Partnership                       230,000                (34,000)             99%

      Silver Birch Associates                             176,000                (17,000)             99%

      Twin Pines Apartments Associates                    180,000               (175,000)             99%

      Ukiah Terrace                                       209,000                (43,000)             99%

      Woodlake Garden Apartments                          365,000                 66,000              95%

      Yucca-Warren Vista Associates, Ltd                  318,000                 22,000              99%
                                                  ---------------        ----------------

                                                  $     3,826,000        $    (1,123,000)
                                                  ===============        ================

Item 3. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2004, there were 1,205 Limited Partners and 12 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2004.


Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                     March 31
                              ------------------------------------------------------------------

                                2004         2003         2002          2001           2000
                              ----------   ----------   ----------   ------------   ------------

ASSETS
Cash and cash equivalents   $   206,876  $   220,039  $   257,975  $     281,525  $     314,630
Investments in limited
  partnerships, net           1,546,722    2,675,025    3,494,236      4,391,885      5,442,623
Due from affiliates               3,646        3,646        3,646         59,554         38,540
                              ----------   ----------   ----------   ------------   -----------

                            $ 1,757,244  $ 2,898,710  $ 3,755,857  $   4,732,964  $   5,795,793
                              ==========   ==========   ==========   ============   ============

LIABILITIES
Accrued fees and
  expenses due to
  general partner and
  affiliates                $ 1,997,095  $ 1,816,544  $ 1,631,958  $   1,448,236  $   1,278,242

PARTNERS' EQUITY
(DEFICIT)                      (239,851)   1,082,166    2,123,899      3,284,728      4,517,551
                              ----------   ----------   ----------   ------------   ------------

                            $ 1,757,244  $ 2,898,710  $ 3,755,857  $   4,732,964  $   5,795,793
                              ==========   ==========   ==========   ============   ============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                               For the Years Ended
                                                    March 31
                          ----------------------------------------------------------------

                             2004         2003         2002          2001         2000
                          -----------  -----------   ----------   -----------   ----------


Loss from
  operations (Note 1)   $   (991,037)$   (289,638)$   (337,782) $    (272,354)$   (273,480)
Equity in losses of
  limited partnerships      (330,980)    (752,095)    (823,047)      (960,469)    (736,997)
                          -----------  -----------   ----------    ------------  ----------

Net loss                $ (1,322,017)$ (1,041,733)$ (1,160,829) $  (1,232,823)$ (1,010,477)
                          ===========  ===========   ===========   ===========   ===========

Net loss allocated to:
   General partner      $    (13,220)$    (10,417)$    (11,608) $     (12,328)$    (10,105)
                          ===========  ===========   ==========    ===========   ===========

   Limited partners     $ (1,308,797)$ (1,031,316)$ (1,149,221) $  (1,220,495)$ (1,000,372)
                          ===========  ===========   ==========    ===========   ===========

Net loss per limited
  partner unit          $     (73.83)$     (58.18)$     (64.83) $      (68.85)$     (56.44)
                          ===========  ===========   ==========    ===========   ===========

Outstanding weighted
  limited partner
  units                       17,726       17,726       17,726         17,726       17,726
                          ===========  ===========   ==========   ===========   ==========

Note 1 - Loss from operations for the year ended Mach 31, 2004 includes a charge for impairment losses on investments in limited partnerships of $744,736. (See
Note 2 to the audited financial statements.)


                                              For the Years Ended
                                                   March 31
                          --------------------------------------------------------------

                             2004         2003         2002        2001         2000
                          -----------  -----------  -----------  ----------   ----------


Net cash provided by
 (used in):
   Operating
   activities           $    (18,466)$    (51,873)$    (44,975) $  (70,146) $   (57,948)
   Investing
   activities                  5,303       13,937       21,425      37,041        7,725
                          -----------  -----------  -----------  ----------   ----------

Net change in cash
  and cash equivalents       (13,163)     (37,936)     (23,550)    (33,105)     (50,223)

Cash and cash
  equivalents,
  beginning of period        220,039      257,975      281,525     314,630      364,853
                          -----------  -----------  -----------  ----------   ----------

Cash and cash
  equivalents, end of
  period                $    206,876 $    220,039 $    257,975 $   281,525  $   314,630
                          ===========  ===========  ===========  ==========   ==========

Low Income Housing Credits per limited partner unit were as follows for the years ended December 31:

                                     2003            2002             2001             2000            1999
                                 -------------   -------------    -------------    -------------   --------------

    Federal                    $           36  $           80   $          114   $          117  $           117

    State                                   -               -                -                -                -
                                 -------------   -------------    -------------    -------------   --------------

    Total                      $           36  $           80   $          114   $          117  $           117
                                 =============   =============    =============    =============   ==============

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price, which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

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

Anticipated future and existing cash resources are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2004 consisted primarily of approximately $207,000 in cash and cash equivalents and net investments in the 15 Local Limited Partnerships of approximately $1,547,000. Liabilities at March 31, 2004 primarily consisted of approximately $1,995,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 The Partnership's net loss for the year ended March 31, 2004 was $(1,322,000), reflecting an increase of $(280,000) from the net loss of $(1,042,000) experienced for the year ended March 31, 2003. The increase in net loss is largely due to an increase in loss from operations of $(701,000) for the year ended March 31, 2004 compared to the year ended March 31, 2003. The increase in loss from operations was primarily caused by a $(745,000) increase in impairment loss. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in four limited partnerships. The impairment loss was offset by a decrease of $6,000 in amortization of acquisition fees and costs, a decrease of $5,000 in write-off of advances to limited partnerships, a $2,000 decrease in other expenses along with an increase in total income of $31,000. The loss from operations was offset by a decrease of equity in losses of limited partnerships of $421,000 to $(331,000) for the year ended March 31, 2004 from $(752,000) for the year ended March-31, 2003. The decrease in equity in losses of limited partnerships is primarily due to not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. This decrease was offset by the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

Liquidity and Capital Resources

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 Net cash used during the year ended March 31, 2004 was $(13,000), compared to net cash used for the year ended March 31, 2003 of $(38,000). The change was due to a decrease in distributions received from Local Limited Partnerships of $9,000 in the year ended March 31, 2004. In addition, net cash used in operating activities decreased $33,000 due primarily to an increase in reporting fee income of $31,000.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(38,000), compared to net cash used for the year ended March 31, 2002 of $(24,000). The change was due to a decrease in distributions received from Local Limited Partnerships of $7,000 in the year ended March 31, 2003. In addition, net cash used in operating activities increased by $7,000 due to a decrease in interest income of $4,000 and an increase in other expenses of approximately $3,000.

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2004 and 2003. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2003, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2003 and 2002, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $1,930,000 and $2,044,000, respectively.

During the years ended March 31, 2004, 2003, and 2002, accrued payables, which consist primarily of related party management fees due to the General Partner increased by $181,000 $185,000, and $181,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2004:

                                      2005        2006       2007       2008       2009      Thereafter    Total

                                   -----------  ---------  ---------  ---------  ---------  -----------  -----------

Asset Management Fees (1)        $  2,205,322 $  210,084 $  210,084 $  210,084 $  210,084 $  7,563,024 $ 10,608,682
Capital Contributions Payable
   to Lower Tier Partnerships               -          -          -          -          -            -            -
                                   -----------  ---------  ---------  ---------  ---------  -----------  -----------
Total contractual cash
   obligations                   $  2,205,322 $  210,084 $  210,084 $  210,084 $  210,084 $  7,563,024 $ 10,608,682
                                   ===========  =========  =========  =========  =========  ===========  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2004 have been included in the 2005 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For additional information on our Asset Management Fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credits II, L.P.

     We have audited the accompanying balance sheet of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2004 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented $1,227,000 of the total assets of the Partnership at March 31, 2004 and $201,000 of the Partnership's net loss for the year ended March 31, 2004. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The  Partnership   currently  has  insufficient  working  capital  to  fund
obligations to an affiliate of the General Partner for asset management services. As discussed in Note 1 to the financial statements, the Partnership would be adversely affected should the affiliate of the General Partner of the Partnership, WNC and Associates, Inc., demand current payment of existing contractual obligations and/or suspend services for this or any other reason.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 24, 2004

             Report of Independent Registered Public Accounting Firm


To the Partners
WNC California Housing Tax Credits II, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 71% of the total assets of the Partnership at March 31, 2003 and 96% and 88% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003 and 2002, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.




                                           /s/  BDO SEIDMAN, LLP

Costa Mesa, California
May 15, 2003

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                                   March 31
                                                                         ------------------------------

                                                                             2004             2003
                                                                         -------------    -------------

ASSETS

Cash and cash equivalents                                              $      206,876   $      220,039
Investments in limited partnerships, net (Notes 2 and 3)                    1,546,722        2,675,025
Due from affiliates (Note 2)                                                    3,646            3,646
                                                                         -------------    -------------

                                                                       $    1,757,244   $    2,898,710
                                                                         =============    =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to General Partner
     and affiliates (Note 3)                                           $    1,997,095   $    1,816,544
                                                                         -------------    -------------

Commitments and contingencies

Partners' equity (deficit):
    General Partner                                                          (167,660)        (154,440)
    Limited Partners (20,000 units authorized; 17,726 units
     issued and outstanding)                                                  (72,191)       1,236,606
                                                                         -------------    -------------

      Total partners' equity (deficit)                                       (239,851)       1,082,166
                                                                         -------------    -------------

                                                                       $    1,757,244   $    2,898,710
                                                                         =============    =============

                 See accompanying notes to financial statements
                                       19

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                                                        For the Years Ended
                                                                             March 31
                                                          ------------------------------------------------

                                                              2004             2003              2002
                                                          -------------    -------------     -------------


Interest income                                         $        1,950   $        3,504    $        7,523
Reporting fees                                                  33,606            2,620             2,606
Distribution income                                              1,120                -                 -
                                                          -------------    -------------     -------------

   Total income                                                 36,676            6,124            10,129
                                                          -------------    -------------     -------------

Operating expenses:
   Amortization (Notes 2 and 3)                                 47,184           53,179            53,177
   Write-off of advances to limited
      partnership (Note 2)                                           -            5,141            52,894
   Asset management fees (Note 3)                              210,084          210,084           210,084
   Impairment loss (Note 2)                                    744,836                -                 -
   Other                                                        25,609           27,358            31,756
                                                          -------------    -------------     -------------

    Total operating expenses                                 1,027,713          295,762           347,911
                                                          -------------    -------------     -------------

Loss from operations                                          (991,037)        (289,638)         (337,782)

Equity in losses of limited
    partnerships (Note 2)                                     (330,980)        (752,095)         (823,047)
                                                          -------------    -------------     -------------

Net loss                                                $   (1,322,017) $    (1,041,733)   $   (1,160,829)
                                                          =============    =============     =============

Net loss allocated to:
   General Partner                                      $      (13,220) $       (10,417)   $      (11,608)
                                                          =============    =============     =============

   Limited Partners                                     $   (1,308,797) $    (1,031,316)   $   (1,149,221)
                                                          =============    =============     =============

Net loss per limited partner unit                       $       (73.83) $        (58.18)   $       (64.83)
                                                          =============    =============     =============

Outstanding weighted limited
  partner units                                                 17,726           17,726            17,726
                                                          =============    =============     =============

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

               For the Years Ended March 31, 2004, 2003, and 2002



                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     ---------------    ---------------

Partners' (deficit) equity at March 31, 2001              $       (132,415)   $      3,417,143   $      3,284,728

Net loss                                                           (11,608)         (1,149,221)        (1,160,829)
                                                            ---------------     ---------------    ---------------

Partners' (deficit) equity at March 31, 2002                      (144,023)          2,267,922          2,123,899

Net loss                                                           (10,417)         (1,031,316)        (1,041,733)
                                                            ---------------     ---------------    ---------------

Partners' (deficit) equity at March 31, 2003              $       (154,440)   $      1,236,606   $      1,082,166

Net loss                                                           (13,220)         (1,308,797)        (1,322,017)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2004                       $       (167,660)   $        (72,191)  $       (239,851)
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS





                                                                             For the Years
                                                                            Ended March 31
                                                           --------------------------------------------------

                                                               2004               2003             2002
                                                           --------------     -------------    --------------

Cash flows from operating activities:
   Net loss                                              $    (1,322,017)   $   (1,041,733) $     (1,160,829)
   Adjustments  to  reconcile  net loss
     to net cash used in operating
     activities:
     Amortization                                                 47,184            53,179            53,177
     Write-off of advances to limited
      partnership                                                      -                 -            52,894
     Equity in losses of limited
       partnerships                                              330,980           752,095           823,047
     Impairment loss                                             744,836                 -                 -
     Change in due from affiliates                                     -                 -             3,014
     Change in accrued fees and
       expenses due to General Partner
       and affiliates                                            180,551           184,586           183,722
                                                           --------------     -------------    --------------

Net cash used in operating activities                            (18,466)          (51,873)          (44,975)
                                                           --------------     -------------    --------------

Cash flows from investing activities:
   Distributions from limited
    partnerships                                                   5,303            13,937            21,425
                                                           --------------     -------------    --------------

Net decrease in cash and
  cash equivalents                                               (13,163)          (37,936)          (23,550)

Cash and cash equivalents, beginning
  of period                                                      220,039           257,975           281,525
                                                           --------------     -------------    --------------

Cash and cash equivalents, end of
  period                                                 $       206,876    $      220,039   $       257,975
                                                           ==============     =============    ==============

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
     Taxes paid                                          $           800    $          800   $           800
                                                           ==============     =============    ==============

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Years Ended March 31, 2004, 2003 and 2002



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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper are the general partners of WNC Tax Credit Partners, L.P. The chairman and president of Associates owns substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes of the partners.

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

                For the Years Ended March 31, 2004, 2003 and 2002



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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2004, 2003 and 2002





NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Anticipated future and existing cash resources of the Partnership are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected for disposition.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2004, 2003 and 2002




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2004 and 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2004, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2004, 2003 and 2002




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 786 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnership.

As discussed in Note 1, the Partnership accounts for its investments in limited partnerships using the equity method of accounting. The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2004 and 2003 are approximately $3,314,000 and $3,402,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2004, 2003 and 2002




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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $744,836, $0 and $0 during the years ended March 31, 2004, 2003 and 2002, respectively.

Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2004 and 2003, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2004, 2003 and 2002, amounting to approximately $604,000, $666,000, and
$607,000, respectively, have not been recognized. As of March 31, 2004, the aggregate share of net losses not recognized by the Partnership amounted to $3,477,000.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2004, 2003 and 2002





NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------


Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                          For the Years Ended
                                                                               March 31
                                                          ----------------------------------------------------
                                                               2004              2003               2002
                                                          ---------------   ---------------    ---------------

Investments per balance sheet, beginning of period      $      2,675,025  $      3,494,236   $      4,391,885
Distributions received from limited partnerships                  (5,303)          (13,937)           (21,425)
Equity in losses of limited partnerships                        (330,980)         (752,095)          (823,047)
Impairment loss                                                 (744,836)                -                  -
Amortization  of  capitalized  acquisition  fees and
  costs                                                          (47,184)          (53,179)           (53,177)
                                                          ---------------   ---------------    ---------------

Investments per balance sheet, end of period            $      1,546,722  $      2,675,025   $      3,494,236
                                                          ===============   ===============    ===============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2004, 2003 and 2002




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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2003               2002
                                                                                ---------------    ----------------

ASSETS

Buildings and improvements, net of accumulated
   depreciation for 2003 and 2002 of $14,123,000  and
   $12,862,000, respectively.                                                 $     25,621,000   $      26,681,000
Land                                                                                 2,465,000           2,465,000
Other assets                                                                         3,068,000           2,837,000
                                                                                ---------------    ----------------

                                                                              $     31,154,000   $      31,983,000
                                                                                ===============    ================

LIABILITIES

Mortgage loans payable                                                        $     27,958,000   $      28,086,000
Due to related parties                                                                 923,000             858,000
Other liabilities                                                                    4,134,000           3,761,000
                                                                                ---------------    ----------------

                                                                                    33,015,000          32,705,000
                                                                                ---------------    ----------------

PARTNERS' EQUITY (DEFICIT)

WNC California Housing Tax Credits II, L.P.                                         (1,767,000)           (727,000)
Other partners                                                                         (94,000)              5,000
                                                                                ---------------    ----------------

                                                                                    (1,861,000)           (722,000)
                                                                                ---------------    ----------------

                                                                              $     31,154,000   $      31,983,000
                                                                                ===============    ==================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2004, 2003 and 2002




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2003                2002               2001
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      3,954,000    $      3,448,000   $      3,282,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,901,000           2,735,000          2,515,000
  Interest expense                                                 882,000             899,000            909,000
  Depreciation and amortization                                  1,294,000           1,302,000          1,292,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                5,077,000           4,936,000          4,716,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $     (1,123,000)   $     (1,488,000) $      (1,434,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $     (1,032,000)   $     (1,422,000) $      (1,385,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (331,000)   $       (752,000) $        (823,000)
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

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2004 and 2003. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2003, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. Additionally, the recapture of the related tax credits could occur. As of December 31, 2003 and 2002, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $1,930,000 and $2,044,000, respectively.

The Partnership had advanced approximately $60,000 to three Local Limited Partnerships as of March 31, 2001 to cover operating cash deficiencies. During the year ended March 31, 2002, the Partnership had fully reserved approximately $53,000 and collected approximately $3,000 of such advances, resulting in the remaining balance of approximately $4,000 as of March 31, 2002. During the year ended March 31, 2003, the Partnership made additional advances of approximately $5,000 to one Local Limited Partnership which the Partnership fully reserved for as of March 31, 2003.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2004, 2003 and 2002


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees equal to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,595,340. Accumulated amortization of these capitalized costs was $1,168,407 and $991,030 as of March 31, 2004 and 2003, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2004, $130,193, $26,625, and $102,083 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2004, 2003 and 2002 respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $210,084 were incurred during each of the years ended March 31, 2004, 2003 and 2002, of which $29,500, $25,000, and $28,750 were
          paid  during  the  years  ended  March  31,   2004,   2003  and  2002,
          respectively.

          The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements was approximately, $25,600 during the year ended March 31, 2004.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for the three year period ended March 31, 2004.

          An affiliate of the General Partner provides management services for two of the properties in the Local Limited Partnerships. Management fees were earned by the affiliate in the amount of $27,198, $25,805 and $24,764 for the years ended March 31, 2004, 2003 and 2002, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                    March 31
                                                                         --------------------------------

                                                                             2004              2003
                                                                         --------------    --------------

Reimbursement for expenses paid by the General Partner
  or an affiliate                                                      $         1,857   $         1,890

Accrued asset management fees                                                1,995,238         1,814,654
                                                                         --------------    --------------

                                                                       $     1,997,095   $     1,816,544
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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2004, 2003 and 2002



NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30          September 30        December 31           March 31
                                        ---------------    ----------------    ---------------     ---------------

               2004
               ----

Income                                $          1,000   $           2,000   $              -    $         34,000

Operating expenses                             (71,000)            (80,000)           (65,000)           (812,000)

Equity in losses of limited
     partnerships                             (150,000)           (267,000)          (137,000)            223,000

Net Loss                                      (220,000)           (345,000)          (202,000)           (555,000)

Net Loss available to limited
     partners                                 (218,000)           (341,000)          (200,000)           (550,000)

Net Loss per limited partner unit                  (12)                (19)               (11)                (31)

               2003
               ----

Income                                $          1,000   $           4,000   $          1,000    $              -

Operating expenses                             (68,000)            (77,000)           (64,000)            (87,000)

Equity in losses of limited
     partnerships                             (163,000)           (165,000)          (163,000)           (261,000)

Net loss                                      (230,000)           (238,000)          (226,000)           (348,000)

Net Loss available to limited
     partners                                 (228,000)           (236,000)          (224,000)           (343,000)

Net Loss per limited partner unit                  (13)                (13)               (13)                (19)

Item 9. Changes in and  Disagreements  With  Accountants  on  Accounting  and
           Financial Disclosure
NOT APPLICABLE

Item 9a. Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
David C. Turek                        Senior Vice President - Originations
Michael J. Gaber                      Senior Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the
----------------------------     --------------------
Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 51, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 48, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

David C. Turek, age 49, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 38, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

Kay L. Cooper, age 67, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Inapplicable.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor Associates has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable

(k)  Code of Ethics
     --------------

     WNC & Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 118.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $210,084 were incurred during each of the years ended March 31, 2004, 2003 and 2002. The Partnership paid the General Partner or its affiliates, $29,500, $25,000 and $28,750 of those fees during the years then ended, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2001, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been incurred.

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately, $25,600, $30,700 and $28,500, during the years ended March 31, 2004, 2003 and 2002, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $11,000, $14,000 and $20,000 for the General Partners for the tax years ended December 31, 2003, 2002 and 2001, respectively. The General Partners is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2004, 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)       Securities  Authorized  for Issuance Under Equity  Compensation  Plans
          ----------------------------------------------------------------------

          The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

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

(d)       Changes in Control
          ------------------

          The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Fund's independent auditors for the years ended March 31:

                                             2004                2003
                                        ---------------     ---------------

Audit Fees                            $         17,925     $        17,372
Audit-related Fees                                   -                   -
Tax Fees                                         1,625               1,500
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         19,550     $        18,872
                                        ===============     ===============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund's independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         ------------------------------------------------

          Report of  Independent  Registered  Public  Accounting  Firm - Reznick
            Fedder & Silverman
          Report of Independent Registered Public Accounting Firm - BDO Seidman,
            LLP
          Balance Sheets, as of March 31, 2004 and 2003
          Statements of Operations for the years ended March 31, 2004,  2003 and
            2002
          Statements of Partners'  Equity (Deficit) for the yearsended March 31,
            2004, 2003 and 2002
          Statements of Cash Flows for the years ended March 31, 2004,  2003 and
            2002

          Notes to Financial Statements

(a)(2)    Financial statement schedules included in Part IV hereof:
          ---------------------------------------------------------

          Report of Independent  Registered  Public Accounting Firm on Financial
            Statement Schedules - Reznick Fedder & Silverman
          Report of Independent  Registered  Public Accounting Firm on Financial
            Statement Schedules - BDO Seidman, LLP
          Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K.
          --------------------

          NONE

(c)       Exhibits.
          ---------

3.1 Agreement of Limited Partnership dated as of September 13, 1990, included as Exhibit 28.1 to the Form 10-K filed for the year ended December 31, 1992, is hereby incorporated herein as Exhibit 3.1.

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Amended and Restated Agreement of Limited Partnership of Orland Associates dated June 15, 1991 filed as exhibit 10.1 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.1.

99.2 Amended and Restated Agreement of Limited Partnership of Ukiah Terrace a California Limited Partnership dated June 15, 1991 filed as exhibit
          10.2 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.2.

99.3 Amended and Restated Agreement of Limited Partnership of Northwest Tulare Associates dated July 3, 1991 filed as exhibit 10.3 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.3.

99.4 Second Amended and Restated Agreement of Limited Partnership of Yucca Warren Vista, Ltd. dated July 15, 1991 filed as exhibit 10.4 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.4.

99.5 Amended and Restated Agreement of Limited Partnership of Woodlake Garden Apartments dated July 17, 1991 filed as exhibit 10.5 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.5.

99.6 Amended and Restated Agreement of Limited Partnership of 601 Main Street Investors dated December 22, 1991 filed as exhibit 10.6 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.6.

99.7 Amended and Restated Agreement of Limited Partnership of ADI Development Partners dated January 2, 1992 filed as exhibit 10.7 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.7.

99.8 Amended and Restated Agreement of Limited Partnership of Bayless Garden Apartment Investors dated January 2, 1992 filed as exhibit 10.8 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.8.

99.9 Third Amended and Restated Agreement of Limited Partnership of Twin Pines Apartment Associates dated January 2, 1992 filed as exhibit 10.9 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.9.

99.10 Amended and Restated Agreement of Limited Partnership of Blackberry Oaks, Ltd. dated January 15, 1992 filed as exhibit 10.10 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.10.

99.11 Amended and Restated Agreement of Limited Partnership of Mecca Apartments II dated January 15, 1992 filed as exhibit 10.11 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.11.

99.12 Amended and Restated Agreement of Limited Partnership of Silver Birch Limited Partnership dated November 23, 1992 filed as exhibit 10.12 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.12.

99.13 Amended and Restated Agreement of Limited Partnership of Jacob's Square dated January 2, 1992 filed as exhibit 10.1 to Form 10-K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 99.13.

99.14 Amended and Restated Limited Partnership Agreement of Nevada Meadows, A California Limited Partnership as exhibit 10.2 to Form 10-K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 99.14.

99.15 Financial Statements of Mecca Apartments II, for the years ended December 31, 2002 and 2001 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

99.16 Financial Statements of 601 Main Street Investors, for the years ended December 31, 2002 and 2001 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

99.17 Financial Statements of Mecca Apartments II, for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ---------------------------------------
          (a)(2) hereof.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
                               STATEMENT SCHEDULES


To the Partners
WNC California Housing Tax Credits II, L.P.


The audits referred to in our report dated June 24, 2004 relating to the 2004 financial statements of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule "Real Estate Owned by Local Limited Partnerships March 31, 2004." This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, based upon our audit and the reports of the other auditors, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 24, 2004

Report of Independent  Registered Public Accounting Firm on Financial  Statement
                                    Schedules





To the Partners
California Housing Tax Credits II, L.P.


The audits referred to in our report dated May 15, 2003 relating to the 2003 and 2002 financial statements of WNC California Housing Tax Credits II, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audits of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                              /s/  BDO SEIDMAN, LLP


Costa Mesa, California
May 15, 2003

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street                   Stockton,
Investors                         California    $ 1,656,000      $ 1,656,000     $3,933,000    $5,564,000   $2,283,000   $ 3,281,000

ADI Development                   Delhi,
Partners                          California        699,000          699,000      1,191,000     1,918,000      574,000     1,344,000

Bayless Garden                    Red Bluff,
Apartments Investors              California      1,110,000        1,110,000      1,249,000      2,594,00    1,131,000     1,463,000

Blackberry                        Lodi
Oaks, Ltd                         California        463,000          463,000      1,895,000     2,481,000      650,000     1,831,000

Jacob's                           Exeter,
Square                            California      1,324,000        1,324,000      1,559,000     2,897,000      982,000     1,915,000

Mecca                             Mecca,
Apartments II                     California      2,200,000        2,200,000      2,489,000     4,361,000    1,003,000     3,358,000

Nevada                            Grass Valley,
Meadows                           California        459,000          459,000      1,898,000     2,599,000      602,000     1,997,000

Northwest Tulare                  Ivanhoe,
Associates                        California      1,226,000        1,226,000      1,735,000     2,996,000    1,255,000     1,741,000

Orland
Associates                        Orland,
                                  California        432,000          432,000      1,692,000     2,291,000      644,000     1,647,000

Pine Gate                         Ahoskie,
Limited Partnership               California        272,000          272,000      1,428,000     1,962,000      467,000     1,495,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch                      Huron,
Associates                        California        378,000          378,000      1,323,000     1,761,000      667,000     1,094,000

Twin Pines                        Groveland,
Apartments                        California
Associates                                        1,278,000        1,278,000      1,789,000     3,380,000    1,450,000     1,930,000

Ukiah                             Ukiah,
Terrace                           California        349,000          349,000      1,754,000     2,342,000      972,000     1,370,000

Woodlake                          Woodlake,
Garden                            California
Apartments                                          548,000          548,000      1,888,000     2,494,000      773,000     1,721,000

Yucca-Warren                      Joshua Tree,
Vista Associates                  California        520,000          520,000      2,135,000     2,569,000      670,000     1,899,000
                                                -----------      -----------    -----------   -----------  -----------   -----------

                                                $12,914,000      $12,914,000    $27,958,000   $42,209,000  $14,123,000   $28,086,000
                                                ===========      ===========    ===========   ===========  ===========   ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
601 Main Street Investors               $516,000         $(365,000)         1991       Completed                39

ADI Development Partners                 157,000           (55,000)         1991       Completed                40

Bayless Garden
Apartments Investors                     196,000           (97,000)         1992       Completed              27.5

Blackberry Oaks, Ltd.                    289,000            22,000          1992       Completed                40

Jacob's Square                           209,000          (108,000)         1993       Completed              27.5

Mecca Apartments II                      254,000          (245,000)         1993       Completed                40

Nevada Meadows                           225,000           (27,000)         1993       Completed                40

Northwest Tulare
Associates                               201,000          (111,000)         1991       Completed              27.5

Orland Associates                        301,000            44,000          1991       Completed                40

Pine Gate
Limited Partnership                      230,000           (34,000)         1994       Completed                50

Silver Birch Associates                  176,000           (17,000)         1992       Completed              27.5

Twin Pines
Apartments Associates                    180,000          (175,000)         1991       Completed              27.5

Ukiah Terrace                            209,000           (43,000)         1991       Completed              27.5

Woodlake Garden
Apartments                               365,000            66,000          1991       Completed                40

Yucca-Warren
Vista Associates, Ltd.                   318,000            22,000          1991       Completed                50
                                      ----------       ------------

                                      $3,826,000       $(1,123,000)
                                      ==========       ============

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street                   Stockton,
Investors                         California    $ 1,656,000      $ 1,656,000     $3,951,000    $5,564,000   $2,085,000   $ 3,479,000

ADI Development                   Delhi,
Partners                          California        699,000          699,000      1,199,000     1,915,000      527,000     1,388,000

Bayless Garden                    Red Bluff,
Apartments Investors              California      1,110,000        1,110,000      1,258,000      2,591,00    1,038,000     1,553,000

Blackberry                        Lodi
Oaks, Ltd                         California        463,000          463,000      1,904,000     2,448,000      587,000     1,861,000

Jacob's                           Exeter,
Square                            California      1,324,000        1,324,000      1,567,000     2,887,000      887,000     2,000,000

Mecca                             Mecca,
Apartments II                     California      2,200,000        2,200,000      2,497,000     4,362,000      902,000     3,460,000

Nevada                            Grass Valley,
Meadows                           California        459,000          459,000      1,908,000     2,599,000      540,000     2,059,000

Northwest Tulare                  Ivanhoe,
Associates                        California      1,226,000        1,226,000      1,747,000     2,989,000    1,154,000     1,835,000

Orland
Associates                        Orland,
                                  California        432,000          432,000      1,698,000     2,264,000      592,000     1,672,000

Pine Gate                         Ahoskie,
Limited Partnership               California        272,000          272,000      1,435,000     1,962,000      406,000     1,556,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch                      Huron,
Associates                        California        378,000          378,000      1,329,000     1,718,000      607,000     1,111,000

Twin Pines                        Groveland,
Apartments                        California
Associates                                        1,278,000        1,278,000      1,788,000     3,364,000    1,320,000     2,044,000

Ukiah                             Ukiah,
Terrace                           California        349,000          349,000      1,760,000     2,312,000      898,000     1,414,000

Woodlake                          Woodlake,
Garden                            California
Apartments                                          548,000          548,000      1,902,000     2,491,000      700,000     1,791,000

Yucca-Warren                      Joshua Tree,
Vista Associates                  California        520,000          520,000      2,143,000     2,542,000      619,000     1,923,000
                                                -----------      -----------    -----------   -----------  -----------   -----------

                                                $12,914,000      $12,914,000    $28,086,000   $42,008,000  $12,862,000   $29,146,000
                                                ===========      ===========    ===========   ===========  ===========   ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2002
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
601 Main Street Investors               $512,000         $(330,000)         1991       Completed                39

ADI Development Partners                 139,000           (57,000)         1991       Completed                40

Bayless Garden
Apartments Investors                     186,000          (111,000)         1992       Completed              27.5

Blackberry Oaks, Ltd.                    240,000           (18,000)         1992       Completed                40

Jacob's Square                           206,000           (95,000)         1993       Completed              27.5

Mecca Apartments II                      272,000          (206,000)         1993       Completed                40

Nevada Meadows                           207,000           (54,000)         1993       Completed                40

Northwest Tulare
Associates                               180,000          (139,000)         1991       Completed              27.5

Orland Associates                        211,000           (39,000)         1991       Completed                40

Pine Gate
Limited Partnership                      227,000           (27,000)         1994       Completed                50

Silver Birch Associates                  144,000           (34,000)         1992       Completed              27.5

Twin Pines
Apartments Associates                    169,000          (190,000)         1991       Completed              27.5

Ukiah Terrace                            187,000           (71,000)         1991       Completed              27.5

Woodlake Garden
Apartments                               215,000           (74,000)         1991       Completed                40

Yucca-Warren
Vista Associates, Ltd.                   231,000           (43,000)         1991       Completed                50
                                      ----------       ------------

                                      $3,326,000       $(1,488,000)
                                      ==========       ============

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street                   Stockton,
Investors                         California    $ 1,656,000      $ 1,656,000     $3,967,000    $5,562,000   $1,889,000   $ 3,673,000

ADI Development                   Delhi,
Partners                          California        699,000          699,000      1,207,000     1,909,000      482,000     1,427,000

Bayless Garden                    Red Bluff,
Apartments Investors              California      1,110,000        1,110,000      1,268,000      2,580,00      943,000     1,637,000

Blackberry                        Lodi
Oaks, Ltd                         California        463,000          463,000      1,912,000     2,446,000      526,000     1,920,000

Jacob's                           Exeter,
Square                            California      1,324,000        1,324,000      1,574,000     2,873,000      793,000     2,080,000

Mecca                             Mecca,
Apartments II                     California      2,200,000        2,200,000      2,504,000     4,361,000      785,000     3,576,000

Nevada                            Grass Valley,
Meadows                           California        459,000          459,000      1,917,000     2,599,000      478,000     2,121,000

Northwest Tulare                  Ivanhoe,
Associates                        California      1,226,000        1,226,000      1,757,000     2,977,000    1,053,000     1,924,000

Orland
Associates                        Orland,
                                  California        432,000          432,000      1,703,000     2,259,000      537,000     1,722,000

Pine Gate                         Ahoskie,
Limited Partnership               California        272,000          272,000      1,441,000     1,929,000      346,000     1,583,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch                      Huron,
Associates                        California        378,000          378,000      1,334,000     1,714,000      549,000     1,165,000

Twin Pines                        Groveland,
Apartments                        California
Associates                                        1,278,000        1,278,000      1,789,000     3,346,000    1,192,000     2,154,000

Ukiah                             Ukiah,
Terrace                           California        349,000          349,000      1,765,000     2,309,000      824,000     1,485,000

Woodlake                          Woodlake,
Garden                            California
Apartments                                          548,000          548,000      1,913,000     2,484,000      626,000     1,858,000

Yucca-Warren                      Joshua Tree,
Vista Associates                  California        520,000          520,000      2,150,000     2,535,000      568,000     1,967,000
                                                -----------      -----------    -----------   -----------  -----------   -----------

                                                $12,914,000      $12,914,000    $28,201,000   $41,883,000  $11,591,000   $30,292,000
                                                ===========      ===========    ===========   ===========  ===========   ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2001
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
601 Main Street Investors               $458,000         $(314,000)         1991       Completed                39

ADI Development Partners                 123,000           (58,000)         1991       Completed                40

Bayless Garden
Apartments Investors                     180,000           (96,000)         1992       Completed              27.5

Blackberry Oaks, Ltd.                    217,000           (24,000)         1992       Completed                40

Jacob's Square                           204,000           (79,000)         1993       Completed              27.5

Mecca Apartments II                      261,000          (198,000)         1993       Completed                40

Nevada Meadows                           197,000           (58,000)         1993       Completed                40

Northwest Tulare
Associates                               157,000          (151,000)         1991       Completed              27.5

Orland Associates                        206,000           (18,000)         1991       Completed                40

Pine Gate
Limited Partnership                      226,000           (51,000)         1994       Completed                50

Silver Birch Associates                  138,000           (30,000)         1992       Completed              27.5

Twin Pines
Apartments Associates                    152,000          (213,000)         1991       Completed              27.5

Ukiah Terrace                            185,000           (65,000)         1991       Completed              27.5

Woodlake Garden
Apartments                               194,000           (53,000)         1991       Completed                40

Yucca-Warren
Vista Associates, Ltd.                   219,000           (26,000)         1991       Completed                50
                                      ----------       ------------

                                      $3,117,000       $(1,434,000)
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

Date:  August 30, 2004

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

Date:  August 30, 2004


By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of
         WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  August 30, 2004


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  August 30, 2004

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  August 30, 2004