Form 10-Q
period 2004-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2004-08-31
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2004



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                  As of June 30, 2004 and March 31, 2004.......................2

         Statements of Operations
                  For the Three Months Ended June 30, 2004 and 2003............3

         Statement of Partners' Deficit
                  For the Three Months Ended June 30, 2004.....................4

         Statements of Cash Flows
                  For the Three Months Ended June 30, 2004 and 2003............5

         Notes to Financial Statements.........................................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risks...........................................14

         Item 4. Controls and Procedures......................................14

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures        ...................................................16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                       June 30, 2004              March 31, 2004
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS


Cash and cash equivalents                                        $               209,202      $            206,876
Investments in limited partnerships, net (Note 2)                              1,451,149                 1,546,722
Other assets                                                                           -                     3,646
                                                                   -----------------------      --------------------

                                                                 $             1,660,351      $          1,757,244
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             2,041,616      $          1,997,095
                                                                   -----------------------      --------------------

Commitments and contingencies

Partners' deficit:
   General partner                                                              (169,074)                 (167,660)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                      (212,191)                  (72,191)
                                                                   -----------------------      --------------------

Total partners' deficit                                                         (381,265)                 (239,851)
                                                                   -----------------------      --------------------

                                                                 $             1,660,351      $          1,757,244
                                                                   =======================      ====================



                 See accompanying notes to financial statements
                                        2

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30,2004 and 2003
                                   (unaudited)

                                                       2004                               2003
                                                  Three Months                        Three Months
                                          ------------------------------       ----------------------------

    Interest income                     $                          195       $                        565
    Distribution income                                          9,100                                  -
                                          ------------------------------       ----------------------------

        Total operating income                                   9,295                                565

    Operating expenses:
      Amortization (Note 2)                                      4,189                             13,294
      Asset management fees (Note 3)                            52,521                             52,521
      Legal and accounting                                         525                              3,570
      Other                                                      5,190                              1,709
                                          ------------------------------       ----------------------------

        Total operating expenses                                62,425                             71,094
                                          ------------------------------       ----------------------------

    Loss from operations                                       (53,130)                           (70,529)

    Equity in losses of
     limited partnerships (Note 2)                             (88,284)                          (149,792)
                                          ------------------------------       ----------------------------

    Net loss                            $                     (141,414)      $                   (220,321)
                                          ==============================       ============================

    Net loss allocated to:
      General partner                   $                       (1,414)      $                     (2,203)
                                          ==============================       ============================

      Limited partners                  $                     (140,000)      $                   (218,118)
                                          ==============================       ============================

    Net loss per limited partner unit   $                           (8)      $                        (12)
                                          ==============================       ============================

    Outstanding weighted limited
    partner units                                               17,726                             17,726
                                          ==============================       ============================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                     For the Three Months Ended June 30,2004
                                   (unaudited)




                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' deficit at March 31, 2004                $         (167,660)     $        (72,191)        $      (239,851)

Net loss                                                       (1,414)             (140,000)               (141,414)
                                                     -----------------     ------------------       ----------------

Partners' deficit at June 30, 2004                 $         (169,074)      $      (212,191)        $      (381,265)
                                                     =================     ==================       ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)


                                                                                 2004                    2003
                                                                           -----------------        ----------------

Cash flows from operating activities:
  Net loss                                                               $        (141,414)      $        (220,321)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                 4,189                  13,294
        Equity in losses of limited partnerships                                    88,284                 149,792
        Change in other assets                                                       3,646                       -
        Change in accrued fees and expense due to
           General Partner and affiliates                                           44,521                  51,550
                                                                           -----------------        ----------------

             Net cash used in operating activities                                    (774)                 (5,685)
                                                                           -----------------        ----------------

Cash flows from investing activities:
    Distributions from limited partnerships                                          3,100                   4,303
                                                                           -----------------        ----------------

             Net cash provided by investing activities                               3,100                   4,303
                                                                           -----------------        ----------------

Net increase (decrease) in  cash and cash equivalents                                2,326                  (1,382)

Cash and cash equivalents, beginning of period                                     206,876                 220,039
                                                                           -----------------        ----------------

Cash and cash equivalents, end of period                                 $         209,202       $         218,657
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                            $               -       $               -
                                                                           =================        ================


                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2004
                                   (unaudited)
12


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Equity in losses of limited partnerships for the periods ended June 30, 2004 and 2003 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Concentration of Credit Risk
----------------------------

At June 30, 2004, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)



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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Three                    For the Year
                                                                     Months Ended                         Ended
                                                                     June 30, 2004                   March 31, 2004
                                                                ------------------------            ------------------
         Investments per balance sheet,
           Beginning of period                                $              1,546,722            $        2,675,025
         Distributions received                                                 (3,100)                       (5,303)
         Equity in losses of limited partnerships                              (88,284)                     (330,980)
         Impairment loss                                                             -                      (744,836)
         Amortization of capitalized
           Acquisition fees and costs                                           (4,189)                      (47,184)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           End of period                                      $              1,451,149            $        1,546,722
                                                                ========================            ==================

Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                         2004                             2003
                                                                  --------------------              ------------------

         Revenues                                               $            989,000              $          862,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                                726,000                         683,000
           Interest expense                                                  221,000                         225,000
           Depreciation and amortization                                     323,000                         326,000
                                                                  --------------------              ------------------
              Total expenses                                               1,270,000                       1,234,000
                                                                  --------------------              ------------------

         Net loss                                               $           (281,000)             $         (372,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $           (258,000)             $         (355,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $            (88,000)             $         (150,000)
                                                                  ====================              ==================

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $52,521 were incurred during each of the three months ended June 30, 2004 and 2003. The Partnership paid the General Partner or its affiliates $6,250 of those fees during each of the three months ended June 30, 2004 and 2003.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $3,800 and $0 during the three months ended June 30, 2004 and 2003, respectively.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                      June 30, 2004                March 31, 2004
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                   107     $                   1,857
       Asset management fee payable                                           2,041,509                     1,995,238
                                                                   ---------------------       -----------------------

       Total                                                    $             2,041,616     $               1,997,095
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

The following discussion and analysis compares the results of operations for the three ended June 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $209,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $1,451,000. Liabilities at June 30, 2004 consisted primarily of $2,042,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(141,000), reflecting a decrease of $79,000 from the net loss of $(220,000) for the three months ended June 30, 2003. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $62,000 to $(88,000) for the three months ended June 30, 2004, from $(150,000) during the three months ended June 30, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of limited partnerships there was also a decrease in loss from operations of $17,000 from $(70,000) for the three months ended June 30, 2003 to approximately $(53,000) for the three months ended June 30, 2004, due to an increase of $9,000 in operating income along with a decrease of $9,000 in depreciation, a $3,000 decrease in legal and accounting offset with an increase of $(4,000) in other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Cash Flows

Three months Ended June 30, 2004 Compared to Three months Ended June 30, 2003. Net cash provided during the three months ended June 30, 2004 was $2,000 compared to net cash used for the three months ended June 30, 2003 of $(1,000). The change is due to an decrease in cash used in operating activities of approximately $5,000 largely due to the increase in distribution income in the current year.

During the three months ended June 30, 2004, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $52,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2004, to be sufficient to meet all currently foreseeable future cash requirements.

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

     Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

By:  WNC Tax Credit Partners, L.P.          General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner




By: /s/ Wilfred N. Cooper, Jr.
    --------------------------

Wilfred N. Cooper, Jr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: August 30, 2004




By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 30, 2004