Form 10-Q
period 2004-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2004-11-12
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2004



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                  As of September 30, 2004 and March 31, 2004..................2

         Statements of Operations
                  For the Three and Six Months Ended September 30, 2004 and
                  2003.........................................................3

         Statement of Partners' Deficit
                  For the Six Months Ended September 30, 2004..................4

         Statements of Cash Flows
                  For the Six Months Ended September 30, 2004 and 2003.........5

         Notes to Financial Statements.........................................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures
                  About Market Risks..........................................14

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     September 30, 2004           March 31, 2004
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
   Cash and cash equivalents                                     $               184,433      $            206,876
   Investments in limited partnerships, net (Note 2)                           1,352,327                 1,546,722
   Accounts receivable                                                                 -                     3,646
                                                                   -----------------------      --------------------

                                                                 $             1,536,760      $          1,757,244
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             2,083,718      $          1,997,095
                                                                   -----------------------      --------------------

Commitments and contingencies


Partners' deficit:
   General partner                                                              (170,731)                 (167,660)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                      (376,227)                  (72,191)
                                                                   -----------------------      --------------------

Total partners' deficit                                                         (546,958)                 (239,851)
                                                                   -----------------------      --------------------

                                                                 $             1,536,760      $          1,757,244
                                                                   =======================      ====================




                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                         2004                                     2003
                                          ------------------------------------     ------------------------------------
                                            Three Months         Six Months         Three Months         Six Months
                                          -----------------    ---------------     ---------------    -----------------

    Interest income                     $              124   $            319    $            472   $            1,037
    Distribution income                                  -              9,100               1,120                1,120
    Reporting fee                                    1,120              1,120                   -                    -
                                          -----------------    ---------------     ---------------    -----------------

        Total operating income                       1,244             10,539               1,592                2,157
                                          -----------------    ---------------     ---------------    -----------------

    Operating expenses:
      Amortization (Note 2)                          4,189              8,378              13,294               26,588
      Asset management fees (Note 3)                52,521            105,042              52,521              105,042
      Legal and accounting                          15,475             16,000              13,374               16,944
      Other                                            119              5,309                 340                2,049
                                          -----------------    ---------------     ---------------    -----------------

        Total operating expenses                    72,304            134,729              79,529              150,623
                                          -----------------    ---------------     ---------------    -----------------

    Loss from operations                           (71,060)          (124,190)            (77,937)            (148,466)

    Equity in losses of
      limited partnerships (Note 2)                (94,633)          (182,917)           (266,996)            (416,788)
                                          -----------------    ---------------     ---------------    -----------------

    Net loss                            $         (165,693)  $       (307,107)   $       (344,933)  $         (565,254)
                                          =================    ===============     ===============    =================

    Net loss allocated to:
      General partner                   $           (1,657)  $         (3,071)   $         (3,449)  $           (5,653)
                                          =================    ===============     ===============    =================

      Limited partners                  $         (164,036)  $       (304,036)   $       (341,484)  $         (559,601)
                                          =================    ===============     ===============    =================

    Net loss per limited partner unit   $               (9)  $            (17)   $            (19)  $              (32)
                                          =================    ===============     ===============    =================

    Outstanding weighted limited
    partner units                                   17,726             17,726              17,726               17,726
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements
                                       3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30,2004
                                   (unaudited)




                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' deficit at March 31, 2004                $         (167,660) $             (72,191)  $           (239,851)

Net loss                                                       (3,071)              (304,036)              (307,107)
                                                     -----------------     ------------------       ----------------

Partners' deficit at September 30, 2004            $         (170,731) $            (376,227)  $           (546,958)
                                                     =================     ==================       ================



                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (unaudited)


                                                                                 2004                    2003
                                                                           -----------------        ----------------

Cash flows from operating activities:
  Net loss                                                               $        (307,107)       $       (565,254)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                 8,378                  26,588
        Equity in losses of limited partnerships                                   182,917                 416,788
        Change in accounts receivable                                                3,646                       -
        Change in accrued fees and expense due to
           General Partner and affiliates                                           86,623                  79,687
                                                                           -----------------        ----------------

             Net cash used in operating activities                                 (25,543)                (42,191)
                                                                           -----------------        ----------------

Cash flows from investing activities:
    Distributions received from limited partnerships                                 3,100                  36,303
                                                                           -----------------        ----------------

Net decrease in  cash and cash equivalents                                         (22,443)                 (5,888)

Cash and cash equivalents, beginning of period                                     206,876                 220,039
                                                                           -----------------        ----------------

Cash and cash equivalents, end of period                                 $         184,433        $        214,151
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                            $               -        $              -
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2004
                                   (unaudited)



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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Equity in losses of limited partnerships for the periods ended September 30, 2004 and 2003 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Concentration of Credit Risk
----------------------------

At September 30, 2004, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                      For the Six                     For the Year
                                                                     Months Ended                         Ended
                                                                  September 30, 2004                 March 31, 2004
                                                                ------------------------            ------------------
         Investments per balance sheet,
           Beginning of period                                $              1,546,722            $        2,675,025
         Distributions received                                                 (3,100)                       (5,303)
         Equity in losses of limited partnerships                             (182,917)                     (330,980)
         Impairment loss                                                             -                      (744,836)
         Amortization of capitalized
           Acquisition fees and costs                                           (8,378)                      (47,184)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           End of period                                      $              1,352,327            $        1,546,722
                                                                ========================            ==================

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                         2004                             2003
                                                                  --------------------              ------------------

         Revenues                                               $          1,977,000              $        1,724,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                              1,450,000                       1,367,000
           Interest expense                                                  441,000                         450,000
           Depreciation and amortization                                     647,000                         651,000
                                                                  --------------------              ------------------
              Total expenses                                               2,538,000                       2,468,000
                                                                  --------------------              ------------------

         Net loss                                               $           (561,000)             $         (744,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $           (516,000)             $         (711,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $           (183,000)             $         (417,000)
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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $105,042 were incurred during each of the six months ended September 30, 2004 and 2003. The Partnership paid the General Partner or its affiliates $18,750 and $29,500 of those fees during the six months ended September 30, 2004 and 2003, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $17,332 and $14,849 during the six months ended September 30, 2004 and 2003, respectively.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                    September 30, 2004                 March 31, 2004
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                 2,188     $                   1,857
       Asset management fee payable                                           2,081,530                     1,995,238
                                                                   ---------------------       -----------------------

       Total                                                    $             2,083,718     $               1,997,095
                                                                   =====================       =======================

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2004 consisted primarily of $184,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $1,352,000. Liabilities at September 30, 2004 consisted primarily of $2,084,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 was $(166,000), reflecting a decrease of $179,000 from the net loss of $(345,000) for the three months ended September 30, 2003. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $172,000 to $(95,000) for the three months ended September 30, 2004, from $(267,000) during the three months ended September 30, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of limited partnerships there was also a decrease of $7,000 in loss from operations from $(78,000) for the three months ended September 30, 2003 to approximately $(71,000) for the three months ended September 30, 2004. The $7,000 decrease in loss from operations was due to a decrease of $9,000 in amortization offset by a $(2,000) increase in legal and accounting expense.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. The Partnership's net loss for the six months ended September 30, 2004 was $(307,000), reflecting a decrease of $258,000 from the net loss of $(565,000) for the six months ended September 30, 2003. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $234,000 to $(183,000) for the six months ended September 30, 2004, from $(417,000) during the six months ended September 30, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of limited partnerships there was also a decrease in loss from operations of $24,000 from $(148,000) for the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

six months ended September 30, 2003 to approximately $(124,000) for the six months ended September 30, 2004. The decrease in loss from operations is due to the $8,000 increase in operating income, $18,000 decrease in amortization, $1,000 decrease in legal and accounting fee, offset by a $(3,000) increase in other operating expenses.

Cash Flows

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. Net cash used during the six months ended September 30, 2004 was $(22,000) compared to net cash used for the six months ended September 30, 2003 of $(5,000). The change is primarily due to a decrease of $(33,000) in cash provided by investing activities offset by a decrease of $16,000 in net cash used by operating activities.

During the six months ended September 30, 2004, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $87,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

     Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By:  WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & ASSOCIATES, INC.         General Partner





By: /s/ Wilfred N. Cooper, Jr.
    --------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 10, 2004





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 10, 2004