Form 10-Q
period 2004-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2005-02-14
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2004

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

Yes       X        No
     -------------    --------------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2004



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                  As of December 31, 2004 and March 31, 2004...................2

         Statements of Operations
                  For the Three and Nine Months Ended
                  December 31, 2004 and 2003...................................3

         Statement of Partners' Deficit
                  For the Nine Months Ended December 31, 2004..................4

         Statements of Cash Flows
                  For the Nine Months Ended December 31, 2004 and 2003.. ......5

         Notes to Financial Statements.........................................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risks...........................................14

         Item 4. Controls and Procedures......................................14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................15

         Item 2.  Changes in Securities and Use of Proceeds...................15

         Item 3.  Defaults Upon Senior Securities.............................15

         Item 4.  Submission of Matters to a Vote of Security Holders.........15

         Item 5.  Other Information...........................................15

         Item 6.  Exhibits....................................................15

         Signatures...........................................................16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2004            March 31, 2004
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               177,737      $            206,876
Investments in limited partnerships, net (Note 2)                              1,256,679                 1,546,722
Accounts receivable                                                                    -                     3,646
                                                                   -----------------------      --------------------

                                                                 $             1,434,416      $          1,757,244
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             2,135,040      $          1,997,095
                                                                   -----------------------      --------------------

Commitments and contingencies

Partners' deficit:
   General partner                                                              (172,268 )                (167,660)
   Limited partners (20,000 units authorized;
      17,726 units issued and outstanding)                                      (528,356 )                 (72,191)
                                                                   -----------------------      --------------------

Total partners' deficit                                                         (700,624 )                (239,851)
                                                                   -----------------------      --------------------

                                                                 $             1,434,416      $          1,757,244
                                                                   =======================      ====================



                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                         2004                                     2003
                                          ------------------------------------     ------------------------------------
                                            Three Months        Nine Months         Three Months        Nine Months
                                          -----------------    ---------------     ---------------    -----------------

    Interest income                     $             116     $          435    $           443    $           1,480
    Distribution income                                 -              9,100                  -                1,120
    Reporting fee                                       -              1,120                  -                    -
                                          -----------------    ---------------     ---------------    -----------------

        Total operating income                        116             10,655                443                2,600
                                          -----------------    ---------------     ---------------    -----------------

    Operating expenses:
      Amortization (Note 2)                         4,189             12,567             10,298               36,886
      Asset management fees (Note 3)               52,521            157,563             52,521              157,563
      Legal and accounting                          4,525             20,525                830               17,774
      Other                                         1,088              6,397              1,573                3,622
                                          -----------------    ---------------     ---------------    -----------------

        Total operating expenses                   62,323            197,052             65,222              215,845
                                          -----------------    ---------------     ---------------    -----------------

    Loss from operations                          (62,207 )         (186,397 )          (64,779)            (213,245)

    Equity in losses of
     limited partnerships (Note 2)                (91,459 )         (274,376 )         (136,803)            (553,591)
                                          -----------------    ---------------     ---------------    -----------------


    Net loss                            $        (153,666 )   $     (460,773 )  $      (201,582)   $        (766,836)
                                          =================    ===============     ===============    =================

    Net loss allocated to:

      General partner                   $          (1,537 )   $       (4,608 )  $        (2,016)   $          (7,668)
                                          =================    ===============     ===============    =================


      Limited partners                  $        (152,129 )   $     (456,165 )  $      (199,566)   $        (759,168)
                                          =================    ===============     ===============    =================


    Net loss per limited partner unit   $              (9 )   $          (26 )  $           (11)   $             (43)
                                          =================    ===============     ===============    =================

    Outstanding weighted limited
    partner units                                   17,726             17,726            17,726               17,726
                                          =================    ===============     ===============    =================




                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31,2004
                                   (unaudited)


                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------

Partners' deficit at March 31, 2004                $        (167,660 ) $            (72,191 ) $            (239,851)

Net loss                                                      (4,608 )             (456,165 )              (460,773)
                                                     -----------------     ------------------       ----------------


Partners' deficit at December 31, 2004             $        (172,268 ) $           (528,356 ) $            (700,624)
                                                     =================     ==================       ================



                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                                                 2004                    2003
                                                                           -----------------        ----------------

Cash flows from operating activities:

  Net loss                                                                 $      (460,773 )        $      (766,836)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                12,567                   36,886
        Equity in losses of limited partnerships                                   274,376                  553,591
        Change in accounts receivable                                                3,646                        -
        Change in accrued fees and expense due to
           General Partner and affiliates                                          137,945                  126,642
                                                                           -----------------        ----------------

             Net cash used in operating activities                                 (32,239 )                (49,717)
                                                                           -----------------        ----------------

Cash flows from investing activities:
    Distributions received from limited partnerships                                 3,100                   36,303
                                                                           -----------------        ----------------

Net decrease in  cash and cash equivalents                                         (29,139 )                (13,414)

Cash and cash equivalents, beginning of period                                     206,876                  220,039
                                                                           -----------------        ----------------

Cash and cash equivalents, end of period                                   $       177,737          $       206,625
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                              $             -          $             -
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of its own.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the partnership. Substantially all of the liabilities of the Partnership are payable to the General Partner. Though a substantial portion of the amounts payable to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Equity in losses of limited partnerships for the periods ended December 31, 2004 and 2003 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Concentration of Credit Risk
----------------------------

At December 31, 2004, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Nine                     For the Year
                                                                     Months Ended                         Ended
                                                                   December 31, 2004                 March 31, 2004
                                                                ------------------------            ------------------
         Investments per balance sheet,
           Beginning of period                                $              1,546,722            $        2,675,025
         Distributions received                                                 (3,100 )                      (5,303)
         Equity in losses of limited partnerships                             (274,376 )                    (330,980)
         Impairment loss                                                             -                      (744,836)
         Amortization of capitalized
           Acquisition fees and costs                                          (12,567 )                     (47,184)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           End of period                                      $              1,256,679            $        1,546,722
                                                                ========================            ==================

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                         2004                             2003
                                                                  --------------------              ------------------

         Revenues                                               $          2,966,000              $        2,586,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                              2,176,000                       2,051,000
           Interest expense                                                  662,000                         674,000
           Depreciation and amortization                                     970,000                         977,000
                                                                  --------------------              ------------------
              Total expenses                                               3,808,000                       3,702,000
                                                                  --------------------              ------------------


         Net loss                                               $           (842,000 )            $       (1,116,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $           (774,000 )            $       (1,066,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $           (274,000 )            $         (554,000)
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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $157,563 were incurred during each of the nine months ended December 31, 2004 and 2003. The Partnership paid the General Partner or its affiliates $18,750 and $29,500 of those fees during the nine months ended December 31, 2004 and 2003, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $24,143 and $22,817 during the nine months ended December 31, 2004 and 2003, respectively.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                    December 31, 2004              March 31, 2004
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                   989     $                   1,857
       Asset management fee payable                                           2,134,051                     1,995,238
                                                                   ---------------------       -----------------------

       Total                                                    $             2,135,040     $               1,997,095
                                                                   =====================       =======================


The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2004 consisted primarily of $178,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $1,257,000. Liabilities at December 31, 2004 consisted primarily of $2,135,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003. The Partnership's net loss for the three months ended December 31, 2004 was $(154,000), reflecting a decrease of $48,000 from the net loss of $(202,000) for the three months ended December 31, 2003. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $46,000 to $(91,000) for the three months ended December 31, 2004, from $(137,000) during the three months ended December 31, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of limited partnerships there was also a decrease of $2,000 in loss from operations from $(64,000) for the three months ended December 31, 2003 to approximately $(62,000) for the three months ended December 31, 2004. The loss from operations was due to a decrease of $6,000 in amortization offset by a $(4,000) increase in legal and accounting expense.

Nine months Ended December 31, 2004 Compared to Nine months Ended December 31, 2003. The Partnership's net loss for the nine months ended December 31, 2004 was $(461,000), reflecting a decrease of $306,000 from the net loss of $(767,000) for the nine months ended December 31, 2003. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $279,000 to $(274,000) for the nine months ended December 31, 2004, from $(553,000) during the nine months ended December 31, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of limited partnerships there was also a decrease in loss from operations of $27,000 from $(213,000) for the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

nine months ended December 31, 2003 to approximately $(186,000) for the nine months ended December 31, 2004. The decrease in loss from operations is due to the $8,000 increase in operating income, $24,000 decrease in amortization offset by a $(3,000) increase in legal and accounting fee along with a $(2,000) increase in other operating expenses.

Cash Flows

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. Net cash used during the nine months ended December 31, 2004 was $(29,000) compared to net cash used for the nine months ended December 31, 2003 of $(13,000). The change is due to a decrease of $(33,000) in cash provided by investing activities offset by a decrease of $17,000 in net cash used by operating activities, due to a $13,000 increase in accrued fees and expenses due to General Partner and affiliates and a $4,000 increase in accounts receivable.

During the nine months ended December 31, 2004, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $138,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the partnership. Substantially all of the liabilities of the Partnership are payable to the General Partner. Though a substantial portion of the amounts payable to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits

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

Date: February 14, 2005





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2005