Form 10-K
period 2005-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2005-11-14
CIK 869660

WNC California Housing Tax Credits II, L.P.

                                   Exceptions
                                   ----------

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January, February and March and refer to Generally Accepted Auditing Standards. We have all appropriate originally signed opinions from the operating partnerships; however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-K as "UNAUDITED" as it is without an audit opinion.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2005

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
            Irvine, CA                                              (Zip Code)
            (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)


           Securities registered pursuant to Section12(b) of the Act:

                                      NONE

           Securities registered pursuant to section12(g) of the Act:

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
Yes               No      X
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

As of March 31, 2005, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit and twelve of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates indicated:



                                            -------------------------------- -------------------------------------------------------
                                                   As of March 31, 2005                       As of December 31, 2004
                                            -------------------------------- -------------------------------------------------------
                                                                                                         Estimated       Mortgage
                                                   Partnership's                                         Aggregate      Balances of
                                      General      Total Investment  Amount of      Number               Low Income       Local
Local Limited                         Partner      in Local Limited  Investment      of                   Housing        Limited
Partnership Name        Location      Name         Partnerships     Paid to Date    Units    Occupancy    Credits (1)   Partnership
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street         Stockton,     Daniels C.
Investors               California    Louge         $ 1,656,000    $ 1,656,000       165        96%     $ 4,080,000      $ 3,914,000

ADI Development         Delhi,        Anthony
Partners                California    Donovan           699,000        699,000        31        97%       1,757,000        1,183,000

Bayless Garden
Investors               Red Bluff,    Douglas W.
Apartments              California    Young           1,110,000      1,110,000        46        98%       2,741,000        1,238,000

Blackberry              Lodi,         Bonita Homes
Oaks, Ltd               California    Incorporated      463,000        463,000        42       100%       1,063,000        1,885,000

                                      Philip R.
                                      Hammond,  Jr.
Jacob's                 Exeter,       and Diane M.
Square                  California    Hammond         1,324,000      1,324,000        45        93%       2,933,000        1,551,000

                                      Sam Jack,
                                      Jr. and
Mecca                   Mecca,        Sam Jack and
Apartments II           California    Associates      2,200,000      2,200,000        60        97%       5,183,000        3,147,000

                                      Thomas G.
                                      Larson,
                                      William H.
                        Grass         Larson and
Nevada                  Valley,       Raymond L.
NevadaMeadows           California    Tetzlaff          459,000        459,000        34        94%       1,030,000        1,888,000

                                      Philip R.
Northwest                             Hammond, Jr.
Tulare                  Ivanhoe,      and Diane M.
Associates              California    Hammond         1,226,000      1,226,000        54       100%       2,950,000        1,722,000

                                      Richard E.
                                      Huffman
Orland                  Orland,       Robert A.
Associates              California    and Ginno         432,000        432,000        40        95%         972,000        1,685,000




                                            -------------------------------- -------------------------------------------------------
                                                   As of March 31, 2005                       As of December 31, 2004
                                            -------------------------------- -------------------------------------------------------
                                                                                                            Estimated      Mortgage
                                                   Partnership's                                            Aggregate    Balances of
                                      General      Total Investment  Amount of     Number                   Low Income      Local
Local Limited                         Partner      in Local Limited  Investment     of                      Housing        Limited
Partnership Name        Location      Name         Partnerships     Paid to Date   Units    Occupancy       Credits (1)  Partnership
------------------------------------------------------------------------------------------------------------------------------------
                                      Regency
                                      Investment
                                      Associates,
                                      Inc.,Boyd
                                      Management,
Pine Gate                             Inc. and
Limited                 Ahoskie,      Gordon L.
Partnership             California    Blackwell         272,000        272,000        56        98%         611,000        1,421,000

                                      Philip R
                                      Hammond,
Silver                                Jr. and
Birch                   Huron,        Diane M.
Associates              California    Hammond           378,000        378,000        35        94%       1,131,000        1,317,000

Twin                                  Donald S.
Pines                                 Kavanagh
Apartments              Groveland     and John N.
Associates              California    Brezzo          1,278,000      1,278,000        39        97%       3,055,000        1,788,000

                                      Thomas G
                                      Larson,
                                      William H.
                                      Larson and
Ukiah                   Ukiah,        Raymond L.
Terrace                 California    Tetzlaff          349,000        349,000        41       100%         825,000        1,747,000

                                      David J.
Woodlake                              Michael
Garden                  Woodlake,     and Pamela J.
Apartments              California    Michael           548,000        548,000        48        88%       1,374,000        1,876,000

Yucca-Warren            Joshua        WNC &
Vista                   Tree,         Associates,
Associates              California    Inc.              520,000        520,000        50        98%       1,251,000        2,127,000
                                                    -------------  -----------     ----         ---    ------------     ------------

                                                    $ 12,914,000   $12,914,000       786        96%    $ 30,956,000     $ 28,489,000
                                                    =============  ===========      ====        ===    ============     ============


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


                                             -----------------------------------------------------------------------
                                                              For the year ended December 31, 2004
                                             -----------------------------------------------------------------------
                                                                                                     Low  Income
                                                                                                     Housing Credits
Local Limited                                                                                        Allocated to
Partnership Name                                      Rental Income          Net Income (Loss)       Partnership
      --------------------------------------------------------------------------------------------------------------
      601 Main Street Investors                       $   534,000           $   (309,000)                      99%

      ADI Development Partners                            166,000                (46,000)                      90%

      Bayless Garden Apartments Investors                 199,000                (89,000)                      99%

      Blackberry Oaks, Ltd                                289,000                (37,000)                      99%

      Jacob's Square                                      209,000               (108,000)                      99%

      Mecca Apartments II                                 273,000               (179,000)                      99%

      Nevada Meadows                                      227,000                (37,000)                      99%

      Northwest Tulare Associates                         209,000               (133,000)                      99%

      Orland Associates                                   268,000                (32,000)                      99%

      Pine Gate Limited Partnership                       228,000                (31,000)                      99%

      Silver Birch Associates                             179,000                (29,000)                      99%

      Twin Pines Apartments Associates                    188,000               (213,000)                      99%

      Ukiah Terrace                                       210,000                (55,000)                      99%

      Woodlake Garden Apartments                          356,000                 42,000                       95%

      Yucca-Warren Vista Associates, Ltd                  311,000                  1,000                       99%
                                                      -----------           ------------
                                                      $ 3,846,000          $ (1,255,000)
                                                      ===========           ============



Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2005, there were 1,201 Limited Partners and 15 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) Except as may have otherwise been previously reported, no unregistered securities were sold by the Partnership during the three years ended March 31, 2005, 2004 and 2003.


Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE


Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                     March 31
                              ------------------------------------------------------------------

                                2005         2004         2003          2002           2001
                              ----------   ----------   ----------   ------------   ------------
                             (unaudited)

ASSETS
Cash and cash equivalents     $ 183,262  $   206,876  $   220,039  $     257,975  $     281,525
Investments in limited
  partnerships, net              86,215    1,546,722    2,675,025      3,494,236      4,391,885
Due from affiliates                   -        3,646        3,646          3,646         59,554
                              ----------   ----------   ----------  ------------   ------------

                              $ 269,477  $ 1,757,244  $ 2,898,710  $   3,755,857  $   4,732,964
                              ==========   ==========   ==========   ============   ============
LIABILITIES
Accrued fees and
  expenses due to
  general partner and
  affiliates                  $2,197,622 $ 1,997,095  $ 1,816,544  $   1,631,958  $   1,448,236
PARTNERS' EQUITY
(DEFICIT)                     (1,928,145)   (239,851)   1,082,166      2,123,899      3,284,728
                              ----------   ----------   ----------   ------------   ------------

                              $ 269,477  $ 1,757,244  $ 2,898,710  $   3,755,857  $   4,732,964
                              ==========   ==========   ==========   ============   ============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                 For the Years Ended
                                                      March 31
                          ----------------------------------------------------- ----------

                             2005         2004         2003          2002         2001
                          -----------  -----------   ----------   -----------   ----------
                          (unaudited)

Loss from
operations   (Note 1)   $ (1,302,119)$   (991,037) $   (289,638) $   (337,782) $  (272,354)
Equity in losses of
  limited partnerships      (386,175)    (330,980)     (752,095)     (823,047)    (960,469)
                          -----------  -----------   ----------    -----------  -----------

Net loss                $ (1,688,294)$ (1,322,017) $ (1,041,733) $ (1,160,829)$ (1,232,823)
                          ===========  ===========   ==========    ===========  ==========
Net loss allocated to:
   General partner      $    (16,882) $   (13,220)  $   (10,417) $    (11,608) $   (12,328)
                          ===========  ===========   ==========    ============ ===========

   Limited partners     $ (1,671,412)$ (1,308,797)  $(1,031,316) $ (1,149,221) $(1,220,495)
                          ===========  ===========   ==========    ============ ===========
Net loss per limited
  partner unit          $     (94.29) $    (73.83)  $    (58.18) $     (64.83) $    (68.85)
                          ===========  ===========   ==========    ===========  ===========
Outstanding  weighted
 limited  partner units       17,726       17,726        17,726        17,726       17,726
                          ===========  ===========   ==========    ===========  ===========

Note 1 - Loss from operations for the years ended Mach 31, 2005 and 2004 includes a charge for impairment losses on investments in limited partnerships of $1,054,476 and 744,836, respectively. (See Note 2 to the audited financial statements.)


                                            For the Years Ended
                                                 March 31
                          -------------------------------------------------------------

                             2005         2004        2003        2002         2001
                          -----------  -----------  ----------  ----------   ----------
                          (unaudited)

Net cash provided by
 (used in):
   Operating
     activities         $    (26,714) $   (18,466) $  (51,873) $  (44,975) $   (70,146)
   Investing
     activities                3,100        5,303      13,937      21,425       37,041
                          -----------  -----------  ----------  ----------   ----------

Net decrease in cash
  and cash equivalents       (23,614)     (13,163)    (37,936)    (23,550)     (33,105)

Cash and cash
  equivalents,
  beginning of period        206,876      220,039     257,975     281,525      314,630
                          -----------  -----------  ----------  ----------   ----------

Cash and cash
  equivalents, end of
  period                $    183,262  $   206,876  $  220,039  $  257,975  $   281,525
                          ===========  ===========  ==========  ==========   ==========

Low Income Housing Credits per limited partner unit were as follows for the years ended December 31:

                                     2004            2003             2002             2001            2000
                                 -------------   -------------    -------------    -------------   --------------

    Federal                    $           33  $           36   $           80   $          114  $           117

    State                                   -               -                -                -                -
                                 -------------   -------------    -------------    -------------   --------------

    Total                      $           33  $           36   $           80   $          114  $           117
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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnerhsip's reported financial results, and certain of the Partnership's risks and uncertainties.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Notes 2 and 3 to the audited finanacial statements).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2005 consisted primarily of approximately $183,000 in cash and cash equivalents and net investments in the 15 Local Limited Partnerships of approximately $86,000. Liabilities at March 31, 2005 totaled approximately $2,198,000 which consisted primarily of accrued annual management fees due to the General Partner and/or affiliates.

Results of Operations

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 The Partnership's net loss for the year ended March 31, 2005 was $(1,688,000), reflecting an increase of $(366,000) from the net loss of $(1,322,000) experienced for the year ended March 31, 2004. The increase in net loss is largely due to an increase in loss from operations of $(311,000) for the year ended March 31, 2005 compared to the year ended March 31, 2004. The increase in loss from operations was primarily caused by a $(310,000) increase in impairment loss. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in five limited partnerships. There was also a decrease of $30,000 in amortization of acquisition fees and costs, an increase of $(3,000) in write-off of advances to affiliates, a $(3,000) increase in other expenses along with a decrease in total income of $(25,000.) In addition to the loss from operations there was an increase of equity in losses of limited partnerships of $(55,000) to $(386,000) for the year ended March 31, 2005 from $(731,000) for the year ended March 31, 2004.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 The Partnership's net loss for the year ended March 31, 2004 was $(1,322,000), reflecting an increase of $(280,000) from the net loss of $(1,042,000) experienced for the year ended March 31, 2003. The increase in net loss is largely due to an increase in loss from operations of $(701,000) for the year ended March 31, 2004 compared to the year ended March 31, 2003. The increase in loss from operations was primarily caused by a $(745,000) increase in impairment loss. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in four limited partnerships. The impairment loss was offset by a decrease of $6,000 in amortization of acquisition fees and costs, a decrease of $5,000 in write-off of advances to limited partnerships, a $2,000 decrease in other expenses along with an increase in total income of $31,000. The loss from operations was offset by a decrease of equity in losses of limited partnerships of $421,000 to $(331,000) for the year ended March 31, 2004 from $(752,000) for the year ended March 31, 2003. The decrease in equity in losses of limited partnerships is primarily due to not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. This decrease was offset by the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance

Liquidity and Capital Resources

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 Net cash used during the year ended March 31, 2005 was $(24,000), compared to net cash used for the year ended March 31, 2004 of $(13,000). The change was largely due to an increase in cash used in operating activities. In addition distributions received from Local Limited Partnerships decreased by approximately $(2,000).

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

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2005 and 2004. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2004, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2004 and 2003, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $1,801,000 and $1,930,000, respectively.

During the years ended March 31, 2005, 2004, and 2003, accrued payables, which consist primarily of related party management fees due to the General Partner increased by $183,000, $181,000 and $185,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2005:

                                      2006        2007       2008       2009       2010      Thereafter    Total

                                   -----------  ---------  ---------  ---------  ---------  -----------  -----------
Asset Management Fees (1)        $  2,396,656 $  210,084 $  210,084 $  210,084 $  210,084 $  7,352,940 $ 10,589,932
Capital Contributions Payable
   to Lower Tier Partnerships               -          -          -          -          -            -            -
                                   -----------  ---------  ---------  ---------  ---------  -----------  -----------
Total contractual cash
   obligations                   $  2,396,656 $  210,084 $  210,084 $  210,084 $  210,084 $  7,352,940 $ 10,589,932
                                   ===========  =========  =========  =========  =========  ===========  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2005 have been included in the 2006 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of then existing contractual obligations and the anticipated future foreseeable working capital requirements of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

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

Impact of New Accounting Pronouncements

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ( SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

 Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.




                                                                                   March 31
                                                                         ------------------------------

                                                                             2005             2004
                                                                         -------------    -------------

ASSETS

Cash and cash equivalents                                              $      183,262   $      206,876
Investments in limited partnerships, net (Notes 2 and 3)                       86,215        1,546,722
Due from affiliates (Note 2)                                                        -            3,646
                                                                         -------------    -------------

                                                                       $      269,477   $    1,757,244
                                                                         =============    =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to General Partner
     and affiliates (Note 3)                                           $    2,197,622   $    1,997,095
                                                                         -------------    -------------

Commitments and contingencies

Partners' deficit:
    General Partner                                                          (184,542)        (167,660)
    Limited Partners (20,000 units authorized; 17,726 units
     issued and outstanding)                                               (1,743,603)         (72,191)
                                                                         -------------    -------------

      Total partners' deficit                                              (1,928,145)        (239,851)
                                                                         -------------    -------------

                                                                       $      269,477   $    1,757,244
                                                                         =============    =============

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.




                                                                        For the Years Ended
                                                                             March 31
                                                          ------------------------------------------------

                                                              2005             2004              2003
                                                          -------------    -------------     -------------

Interest income                                         $          654   $        1,950    $        3,504
Reporting fees                                                   7,506           33,606             2,620
Distribution income                                              3,620            1,120                 -
                                                          -------------    -------------     -------------

   Total income                                                 11,780           36,676             6,124
                                                          -------------    -------------     -------------

Operating expenses:
  Amortization (Notes 2 and 3)                                  16,756           47,184            53,179
  Write-off of advances to limited
   partnership (Note 2)                                              -                -             5,141
  Write-off of due from affiliates                               3,646                -                 -
  Asset management fees (Note 3)                               210,084          210,084           210,084
  Impairment loss (Note 2)                                   1,054,476          744,836                 -
  Other                                                         28,937           25,609            27,358
                                                          -------------    -------------     -------------

    Total operating expenses                                 1,313,899        1,027,713           295,762
                                                          -------------    -------------     -------------

Loss from operations                                        (1,302,119)        (991,037)         (289,638)

Equity in losses of limited
    partnerships (Note 2)                                     (386,175)        (330,980)         (752,095)
                                                          -------------    -------------     -------------

Net loss                                                $   (1,688,294)  $   (1,322,017)   $   (1,041,733)
                                                          =============    =============     =============

Net loss allocated to:
   General Partner                                      $      (16,882)  $      (13,220)   $      (10,417)
                                                          =============    =============     =============

   Limited Partners                                     $   (1,671,412)  $   (1,308,797)   $   (1,031,316)
                                                          =============    =============     =============

Net loss per limited partner unit                       $       (94.29)  $       (73.83)   $       (58.18)
                                                          =============    =============     =============

Outstanding weighted limited
  partner units                                                 17,726           17,726            17,726
                                                          =============    =============     =============


                 See accompanying notes to financial statements
                                       18

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

               For the Years Ended March 31, 2005, 2004, and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     ---------------    ---------------
Partners' (deficit) equity at March 31, 2002               $      (144,023)   $       2,267,922   $     2,123,899

Net loss                                                           (10,417)          (1,031,316)       (1,041,733)
                                                            ---------------     ---------------    ---------------

Partners' (deficit) equity at March 31, 2003                      (154,440)           1,236,606         1,082,166

Net loss                                                           (13,220)          (1,308,797)       (1,322,017)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2004                               (167,660)             (72,191)         (239,851)

Net loss                                                           (16,882)          (1,671,412)       (1,688,294)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2005                        $      (184,542)     $    (1,743,603)    $   (1,928,145)
                                                            ===============      ===============    ===============

                 See accompanying notes to financial statements
                                       19

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

                                                                             For the Years
                                                                            Ended March 31
                                                           --------------------------------------------------

                                                               2005               2004             2003
                                                           --------------     -------------    --------------

Cash flows from operating activities:
   Net loss                                             $    (1,688,294)    $   (1,322,017)  $    (1,041,733)
   Adjustments  to  reconcile  net loss to
     net cash used in operating
     activities:
     Amortization                                                16,756             47,184            53,179
     Equity in losses of limited
     partnerships                                               386,175            330,980           752,095
     Impairment loss                                          1,054,476            744,836                 -
     Change in due from affiliates                                3,646                  -                 -
     Change in accrued fees and
     expenses due to General Partner
     and affiliates                                             200,527            180,551           184,586
                                                           --------------     -------------    --------------

Net cash used in operating activities                           (26,714)           (18,466)          (51,873)
                                                           --------------     -------------    --------------

Cash flows from investing activities:
   Distributions from limited
    partnerships                                                  3,100              5,303            13,937
                                                           --------------     -------------    --------------

Net decrease in cash and
  cash equivalents                                               23,614)           (13,163)          (37,936)

Cash and cash equivalents, beginning
  of period                                                     206,876            220,039           257,975
                                                           --------------     -------------    --------------

Cash and cash equivalents, end of
  period                                                 $      183,262     $      206,876   $       220,039
                                                           ==============     =============    ==============

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
    Taxes paid                                           $          800     $          800   $          800
                                                          ==============     ==============   ==============

                 See accompanying notes to financial statements
                                       20

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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


Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see
Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2005 and 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2005, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ( SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2005 and 2004 are approximately $3,069,000 and $3,314,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $1,054,476, $744,836, and $0 during the years ended March 31, 2005, 2004 and
2003, respectively.

Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2005 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2005, 2004 and 2003, amounting to approximately $902,000, $604,000 and $666,000, respectively, have not been recognized. As of March 31, 2005, the aggregate share of net losses not recognized by the Partnership amounted to $4,924,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:



                                                                          For the Years Ended
                                                                               March 31
                                                          ----------------------------------------------------
                                                               2005              2004               2003
                                                          ---------------   ---------------    ---------------
Investments per balance sheet, beginning of period      $      1,546,722   $      2,675,025   $      3,494,236
Distributions received from limited partnerships                  (3,100)            (5,303)           (13,937)
Equity in losses of limited partnerships                        (386,175)          (330,980)          (752,095)
Impairment loss                                               (1,054,476)          (744,836)                 -
Amortization  of  capitalized  acquisition  fees and
costs                                                            (16,756)           (47,184)           (53,179)
                                                           ---------------   ---------------    ---------------

Investments per balance sheet, end of period            $         86,215   $      1,546,722   $      2,675,025
                                                           ===============   ===============    ===============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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


                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2004               2003
                                                                                ---------------    ----------------
ASSETS

Buildings and improvements, net of accumulated
   depreciation for 2004 and 2003 of $15,377,000  and
   $14,123,000, respectively.                                                 $     24,517,000   $      25,621,000
Land                                                                                 2,465,000           2,465,000
Other assets                                                                         3,141,000           3,068,000
                                                                                ---------------    ----------------

                                                                              $     30,123,000   $      31,154,000
                                                                               ===============    ================
LIABILITIES

Mortgage loans payable                                                        $     28,489,000   $      27,958,000
Due to related parties                                                                 985,000             923,000
Other liabilities                                                                    3,791,000           4,134,000
                                                                                ---------------    ----------------

                                                                                    33,265,000          33,015,000
                                                                               ---------------    ----------------
PARTNERS' DEFICIT

WNC California Housing Tax Credits II, L.P.                                         (2,983,000)         (1,767,000)
Other partners                                                                        (159,000)            (94,000)
                                                                                ---------------    ----------------

                                                                                    (3,142,000)         (1,861,000)
                                                                                ---------------    ----------------

                                                                              $     30,123,000   $      31,154,000
                                                                              ===============    ==================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2004                2003               2002
                                                            ---------------     ---------------    ---------------
Revenues                                                  $      3,969,000    $      3,954,000   $      3,448,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             3,066,000           2,901,000          2,735,000
  Interest expense                                                 873,000             882,000            899,000
  Depreciation and amortization                                  1,285,000           1,294,000          1,302,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                5,224,000           5,077,000          4,936,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $    (1,255,000)    $    (1,123,000)   $    (1,488,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $    (1,215,000)    $    (1,032,000)   $    (1,422,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $      (386,000)    $      (331,000)   $      (752,000)
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

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2005 and 2004. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2004, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. Additionally, the recapture of the related tax credits could occur. As of December 31, 2004 and 2003, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $1,801,000 and $1,930,000, respectively.

The Partnership had advanced approximately $60,000 to three Local Limited Partnerships as of March 31, 2002 to cover operating cash deficiencies. During the year ended March 31, 2003, the Partnership had fully reserved approximately $53,000 and collected approximately $3,000 of such advances, resulting in the remaining balance of approximately $4,000 as of March 31, 2003. During the year ended March 31, 2003, the Partnership made additional advances of approximately $5,000 to one Local Limited Partnership which the Partnership fully reserved for as of March 31, 2004 and 2005. The Partnership did not make any additional advances to any Local Limited Partnerships for the year ended March 31, 2005.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees equal to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,595,340. Accumulated amortization of these capitalized costs was $ 1,595,338 and $1,168,407 as of March 31, 2005 and 2004, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2005, $0, $130,193 and $26,625 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2005, 2004 and 2003 respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $210,084 were incurred during each of the years ended March 31, 2005, 2004 and 2003, of which $18,750, $29,500 and $25,000 were paid during the years ended March 31, 2005, 2004 and 2003, respectively.

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements was approximately $24,400 and $25,600 during the years ended March 31, 2005 and 2004, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for the three year period ended March 31, 2005.

     An affiliate of the General Partner provides management services for two of the properties in the Local Limited Partnerships. Management fees were earned by the affiliate in the amount of $30,161, $27,198, and $25,805 for the years ended March 31, 2005, 2004 and 2003, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following:


                                                                                    March 31
                                                                         --------------------------------

                                                                             2005              2004
                                                                         --------------    --------------
Reimbursement for expenses paid by the General Partner
or an affiliate                                                        $         6,650   $         1,857
Accrued asset management fees                                                2,186,572         1,995,238
Other amounts due to General Partner or an affiliate                             4,440                 -
                                                                         --------------    --------------
                                                                       $     2,197,622   $     1,997,095
                                                                         ==============    ==============


The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:


                                            June 30          September 30        December 31           March 31
                                         ---------------    ----------------    ---------------     ---------------

               2005
               ----

Income                                $           9,000   $          2,000    $            -    $          1,000

Operating expenses                              (62,000)           (72,000)          (62,000)         (1,118,000)

Equity in losses of limite
     partnerships                               (88,000)           (95,000)          (92,000)           (111,000)

Net Loss                                       (141,000)          (165,000)         (154,000)         (1,228,000)

Net Loss available to limited
     partners                                  (140,000)          (164,000)         (154,000)         (1,215,000)

Net Loss per limited partner unit                    (8)                (9)               (9)                (69)

               2004
               ----

Income                                $           1,000   $          2,000    $            -    $         34,000

Operating expenses                              (71,000)           (80,000)          (65,000)           (812,000)

Equity in (losses) income of
     limited partnerships                      (150,000)          (267,000)         (137,000)            223,000

Net Loss                                       (220,000)          (345,000)         (202,000)           (555,000)

Net Loss available to limited
     partners                                  (218,000)          (341,000)         (200,000)           (550,000)

Net Loss per limited partner unit                   (12)               (19)              (11)                (31)



Item 9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
         Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

As of the end of the period covered by this report,  the  Partnership's  General
Partner, under the supervision and with the participation of the Chief Executive
Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended
March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
Michael J. Gaber                      Senior Vice President - Acquisitions
Edward W. Peters                      President of WNC Management, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit Group of the National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 52, is Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 58, is Senior Vice President - Institutional Investments of Associates and registered pricncipal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 49, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commerical Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations.. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc.. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Edward W. Peters, age 52, is President of WNC Management, Inc. He has more than 12 years of experience in all facets of property management. Prior to joining WNC in 2003, Mr. Peters served as Vice President and Director of Property Management at Design Center Housing Services, Inc. and as Director at John Stewart Company. He is a licensed real estate broker in the State of California, a certified occupancy specialist (COS), and holds two national housing compliance certificates: the housing credit compliance professional (HCCP) and the national credit compliance professional-executive (NCP-e). Mr. Peters is a Director of the Affordable Housing Management Association and graduated from Rutgers University in 1990 with a Master of Science degree in social work and in 1983 from Antioch University with a Master of Science degree in education.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $210,084 were incurred during each of the years ended March 31, 2005, 2004 and 2003. The Partnership paid the General Partner or its affiliates, $18,750, $29,500 and $25,000 of those fees during the years then ended, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been incurred.

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately, $24,400, $25,600 and $30,700, during the years ended March 31, 2005, 2004 and 2003, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $6,000, $11,000 and $14,000 for the General Partners for the tax years ended December 31, 2004, 2003 and 2002, respectively. The General Partners is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2005, 2004 and 2003.

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

Item 14. Principal Accountant Fees and Services

 The following is a summary of fees paid to the Partnership's independent auditors for the years ended March 31:


                                             2005                2004
                                        ---------------     ---------------
Audit Fees                            $         17,525    $         17,925
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               1,625
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         20,525    $         19,550
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    List of Financial statements included in Part II hereof:
          --------------------------------------------------------

          Unaudited Balance Sheets, as of March 31, 2005 and 2004
          Unaudited Statements of Operations for the years ended March 31, 2005
            2004 and 2003
          Unaudited Statements of Partners' Equity (Deficit) for the years ended 2005, 2004 and 2003
          Unaudited Statements of Cash Flows for the years ended March 31,
            2005, 2004 and 2003
          Unaudited Notes to Financial Statements

(a)(2)    List of Financial statement schedules included in Part IV hereof:
          -----------------------------------------------------------------

          Unaudited Schedule III - Real Estate Owned by Local Limited
            Partnerships

(a)(3)    Exhibits.
          ---------

3.1 Agreement of Limited Partnership dated as of September 13, 1990, included as Exhibit 28.1 to the Form 10-K filed for the year ended December 31, 1992, is hereby incorporated herein as Exhibit 3.1.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                            ---------------------------------------     ------------------------------------------------------------
                                       As of March 31, 2005                           As of December 31, 2004
                            ---------------------------------------     ------------------------------------------------------------
                                                                        Mortgage
                                        Total         Amount of         Balances
                                     Investment in    Investment        of  Local                Building                     Net
                                     Local Limited      Paid             Limited                   and         Accumulated    Book
Partnership Name       Location      Partnerships      to Date          Partnership   Land       Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street         Stockton,
Investors               California    $ 1,656,000     $ 1,656,000     $ 3,914,000   $80,000     $5,484,000    $2,479,000  $3,085,000

ADI Development         Delhi,
Partners                California        699,000         699,000       1,183,000   108,000      1,821,000       621,000   1,308,000

Bayless Garden          Red Bluff,
Apartments Investors    California      1,110,000       1,110,000       1,238,000    95,000      2,501,000     1,223,000   1,373,000

Blackberry              Lodi,
Oaks, Ltd               California        463,000         463,000       1,885,000   225,000      2,255,000       716,000   1,764,000

Jacob's Exeter,         Exeter,
Square                  California      1,324,000       1,324,000       1,551,000   304,000      2,600,000     1,077,000   1,827,000

Mecca                   Mecca,
Apartments II           California      2,200,000       2,200,000       3,147,000   259,000      4,102,000     1,102,000   3,259,000

Nevada                  Grass Valley,
Meadows                 California        459,000         459,000       1,888,000   298,000      2,301,000       660,000   1,939,000

Northwest               Ivanhoe,
Tulare Associates       California      1,226,000       1,226,000       1,722,000   225,000      2,789,000     1,358,000   1,656,000

Orland                  Orland,
Associates              California        432,000         432,000       1,685,000   216,000      2,074,000       701,000   1,589,000

Pine Gate               Ahoskie,
Limited Partnership     California        272,000         272,000       1,421,000    75,000      1,886,000       519,000   1,442,000


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                           ---------------------------------------      ------------------------------------------------------------
                                       As of March 31, 2005                           As of December 31, 2004
                           ---------------------------------------      ------------------------------------------------------------
                                                                        Mortgage
                                        Total         Amount of         Balances
                                     Investment in    Investment        of  Local                Building                     Net
                                     Local Limited      Paid             Limited                   and         Accumulated    Book
Partnership Name       Location      Partnerships      to Date          Partnership   Land       Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch            Huron,
Associates              California        378,000         378,000       1,317,000     75,000     1,699,000       731,000   1,043,000

Twin Pines
Apartments              Groveland,
Associates              California      1,278,000       1,278,000       1,788,000     45,000     3,336,000     1,579,000   1,802,000

Ukiah                   Ukiah,
Terrace                 California        349,000         349,000       1,747,000    278,000     2,076,000     1,050,000   1,304,000

Woodlake
Garden                  Woodlake,
Apartments              California        548,000         548,000       1,786,000    113,000     2,470,000       841,000   1,742,000

Yucca-Warren            Joshua Tree,
Vista Associates        California        520,000         520,000       2,127,000     69,000     2,500,000       720,000   1,849,000
                                      -----------     ------------   ----------- ----------    -----------    ----------  ----------

                                      $12,914,000     $12,914,000     $28,489,000 $2,465,000   $39,894,000   $15,377,000 $26,982,000
                                      ============     ============   =========== ===========  ===========   =========== ===========



WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005


------------------------------------------------------------------------------------------------------------------------------------
                                            For the year ended December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
Partnership Name               Rental Income     Net Income (Loss)  Year Investment Acquired   Status  Estimated Useful Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street
Investors                            $ 534,000          $ (309,000)                    1991       Completed                       39

ADI Development
Partners                               166,000             (46,000)                    1991       Completed                       40

Bayless Garden
Apartments Investors                   199,000             (89,000)                    1992       Completed                     27.5

Blackberry Oaks, Ltd.                  289,000             (37,000)                    1992       Completed                       40

Jacob's Square                         209,000            (108,000)                    1993       Completed                     27.5

Mecca Apartments II                    273,000            (179,000)                    1993       Completed                       40

Nevada Meadows                         227,000             (37,000)                    1993       Completed                       40

Northwest Tulare Associates            209,000            (133,000)                    1991       Completed                     27.5

Orland Associates                      268,000             (32,000)                    1991       Completed                       40

Pine Gate Limited Partnership          228,000             (31,000)                    1994       Completed                       50

Silver Birch Associates                179,000             (29,000)                    1992       Completed                     27.5

Twin Pines Apartments Associates       188,000            (213,000)                    1991       Completed                     27.5

Ukiah Terrace                          210,000             (55,000)                    1991       Completed                     27.5

Woodlake Garden Apartments             356,000              42,000                     1991       Completed                       40

Yucca-Warren Vista
Associates, Ltd.                       311,000               1,000                     1991       Completed                       50
                                   -----------        -------------

                                   $ 3,846,000        $ (1,255,000)
                                   ===========        =============


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                         -----------------------------------------     -------------------------------------------------------------
                                     As of March 31, 2004                           As of December 31, 2003
                         -----------------------------------------     -------------------------------------------------------------
                                                                       Mortgage
                                     Total           Amount of         Balances
                                     Investment in   Investment        of  Local          Property                          Net
                                     Local Limited     Paid            Limited              and         Accumulated         Book
Partnership Name       Location      Partnerships     to Date          Partnership        Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street        Stockton,
Investors              California      $ 1,656,000   $ 1,656,000      $ 3,933,000       $ 5,564,000     $ 2,283,000     $ 3,281,000

ADI Development        Delhi,
Partners               California          699,000       699,000        1,191,000         1,918,000         574,000       1,344,000

Bayless Garden         Red Bluff,
Apartments Investors   California        1,110,000     1,110,000        1,249,000         2,594,000       1,131,000       1,463,000

Blackberry             Lodi,
Oaks, Ltd              California          463,000       463,000        1,895,000         2,481,000         650,000       1,831,000

Jacob's Exeter,        Exeter,
Square                 California        1,324,000     1,324,000        1,559,000         2,897,000         982,000       1,915,000

Mecca                  Mecca,
Apartments II          California        2,200,000     2,200,000        2,489,000         4,361,000       1,003,000       3,358,000

Nevada                 Grass Valley,
Meadows                California          459,000       459,000        1,898,000         2,599,000         602,000       1,997,000

Northwest              Ivanhoe,
Tulare Associates      California        1,226,000     1,226,000        1,735,000         2,996,000       1,255,000       1,741,000

Orland                 Orland,
Associates             California          432,000       432,000        1,692,000         2,291,000         644,000       1,647,000

Pine Gate              Ahoskie,
Limited Partnership    California          272,000       272,000        1,428,000         1,962,000         467,000       1,495,000


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                        -----------------------------------------     -------------------------------------------------------------
                                     As of March 31, 2004                           As of December 31, 2003
                        -----------------------------------------     -------------------------------------------------------------
                                                                       Mortgage
                                     Total           Amount of         Balances
                                     Investment in   Investment        of  Local          Property                          Net
                                     Local Limited     Paid            Limited              and         Accumulated         Book
Partnership Name       Location      Partnerships     to Date          Partnership        Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch
 Associates            Huron,
                       California          378,000       378,000        1,323,000         1,761,000         667,000       1,094,000
Twin Pines Apartments
Associates             Groveland,
                       California        1,278,000     1,278,000        1,789,000         3,380,000       1,450,000       1,930,000

Ukiah                  Ukiah,
Terrace                California          349,000       349,000        1,754,000         2,342,000         972,000       1,370,000

Woodlake Garden        Woodlake,
Apartments             California          548,000       548,000        1,888,000         2,494,000         773,000       1,721,000

Yucca-Warren           Joshua Tree,
Vista Associates       California          520,000       520,000        2,135,000         2,569,000         670,000       1,899,000
                                      ------------     -----------    -----------        -----------    ------------    -----------

                                      $12,914,000    $12,914,000      $27,958,000       $42,209,000     $14,123,000     $28,086,000
                                      ============    ===========     ===========       ===========     ===========     ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004


------------------------------------------------------------------------------------------------------------------------------------
                                                    For the year ended December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
Partnership Name               Rental Income     Net Income (Loss)  Year Investment Acquired   Status  Estimated Useful Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street
Investors                            $ 516,000          $ (365,000)                    1991       Completed                       39

ADI Development
Partners                               157,000             (55,000)                    1991       Completed                       40

Bayless Garden
Apartments Investors                   196,000             (97,000)                    1992       Completed                     27.5

Blackberry Oaks, Ltd.                  289,000              22,000                     1992       Completed                       40

Jacob's Square                         209,000            (108,000)                    1993       Completed                     27.5

Mecca Apartments II                    254,000            (245,000)                    1993       Completed                       40

Nevada Meadows                         225,000             (27,000)                    1993       Completed                       40

Northwest Tulare Associates            201,000            (111,000)                    1991       Completed                     27.5

Orland Associates                      301,000              44,000                     1991       Completed                       40

Pine Gate Limited Partnership          230,000             (34,000)                    1994       Completed                       50

Silver Birch Associates                176,000             (17,000)                    1992       Completed                     27.5

Twin Pines Apartments Associates       180,000            (175,000)                    1991       Completed                     27.5

Ukiah Terrace                          209,000             (43,000)                    1991       Completed                     27.5

Woodlake Garden Apartments             365,000              66,000                     1991       Completed                       40

Yucca-Warren Vista
Associates, Ltd.                       318,000              22,000                     1991       Completed                       50
                                   -----------        -------------

                                   $ 3,826,000        $ (1,123,000)
                                   ===========        =============


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                        -----------------------------------------      -------------------------------------------------------------
                                     As of March 31, 2003                           As of December 31, 2002
                        -----------------------------------------      -------------------------------------------------------------
                                                                       Mortgage
                                     Total           Amount of         Balances
                                     Investment in   Investment        of  Local          Property                          Net
                                     Local Limited     Paid            Limited              and         Accumulated         Book
Partnership Name       Location      Partnerships     to Date          Partnership        Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street        Stockton,
Investors              California      $ 1,656,000   $ 1,656,000      $ 3,951,000       $ 5,564,000     $ 2,085,000     $ 3,479,000

ADI Development        Delhi,
Partners               California          699,000       699,000        1,199,000         1,915,000         527,000       1,388,000

Bayless Garden         Red Bluff,
Apartments Investors   California        1,110,000     1,110,000        1,258,000         2,591,000       1,038,000       1,553,000

Blackberry             Lodi,
Oaks, Ltd              California          463,000       463,000        1,904,000         2,448,000         587,000       1,861,000

Jacob's Exeter,        Exeter,
Square                 California        1,324,000     1,324,000        1,567,000         2,887,000         887,000       2,000,000

Mecca                  Mecca,
Apartments II          California        2,200,000     2,200,000        2,497,000         4,362,000         902,000       3,460,000

Nevada                 Grass Valley,
Meadows                California          459,000       459,000        1,908,000         2,599,000         540,000       2,059,000

Northwest              Ivanhoe,
Tulare Associates      California        1,226,000     1,226,000        1,747,000         2,989,000       1,154,000       1,835,000

Orland                 Orland,
Associates             California          432,000       432,000        1,698,000         2,264,000         592,000       1,672,000

Pine Gate              Ahoskie,
Limited Partnership    California          272,000       272,000        1,435,000         1,962,000         406,000       1,556,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                        -----------------------------------------      -------------------------------------------------------------
                                     As of March 31, 2004                           As of December 31, 2003
                        -----------------------------------------      -------------------------------------------------------------
                                                                       Mortgage
                                     Total           Amount of         Balances
                                     Investment in   Investment        of  Local          Property                          Net
                                     Local Limited     Paid            Limited              and         Accumulated         Book
Partnership Name       Location      Partnerships     to Date          Partnership        Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch           Huron,
Associates             California          378,000       378,000        1,329,000         1,718,000         607,000       1,111,000

Twin Pines Apartments
Associates             Groveland,
                       California        1,278,000     1,278,000        1,788,000         3,364,000       1,320,000       2,044,000

Ukiah                  Ukiah,
Terrace                California          349,000       349,000        1,760,000         2,312,000         898,000       1,414,000

Woodlake Garden        Woodlake,
Apartments             California          548,000       548,000        1,902,000         2,491,000         700,000       1,791,000

Yucca-Warren           Joshua Tree,
Vista Associates       California          520,000       520,000        2,143,000         2,542,000         619,000       1,923,000
                                       ------------   -----------     -----------        -----------    ------------    -----------

                                       $12,914,000   $12,914,000      $28,086,000       $42,008,000     $12,862,000     $29,146,000
                                       ============   ===========     ===========       ===========     ===========     ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003



                             -------------------------------------------------------------------------------------------------------
                                                         For the year ended December 31, 2002
                             -------------------------------------------------------------------------------------------------------
Partnership Name               Rental Income     Net Income (Loss)  Year Investment Acquired   Status  Estimated Useful Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street
Investors                            $ 512,000          $ (330,000)                    1991       Completed                       39

ADI Development
Partners                               139,000             (57,000)                    1991       Completed                       40

Bayless Garden
Apartments Investors                   186,000            (111,000)                    1992       Completed                     27.5

Blackberry Oaks, Ltd.                  240,000             (18,000)                    1992       Completed                       40

Jacob's Square                         206,000             (95,000)                    1993       Completed                     27.5

Mecca Apartments II                    272,000            (206,000)                    1993       Completed                       40

Nevada Meadows                         207,000             (54,000)                    1993       Completed                       40

Northwest Tulare Associates            180,000            (139,000)                    1991       Completed                     27.5

Orland Associates                      211,000             (39,000)                     1991       Completed                      40

Pine Gate Limited Partnership          227,000             (27,000)                    1994       Completed                       50

Silver Birch Associates                144,000             (34,000)                    1992       Completed                     27.5

Twin Pines Apartments Associates       169,000            (190,000)                    1991       Completed                     27.5

Ukiah Terrace                          187,000             (71,000)                    1991       Completed                     27.5

Woodlake Garden Apartments             215,000             (74,000)                     1991       Completed                      40

Yucca-Warren Vista
Associates, Ltd.                       231,000             (43,000)                     1991       Completed                     50
                                   -----------        -------------

                                   $ 3,326,000        $ (1,488,000)
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

Date:  November 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive  Officer,  President and Director of
         WNC & Associates, Inc. (Chief executive officer)

Date:  November 8, 2005



By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President
         Chief Financial Officer of WNC & Associates, Inc.
         (Chief financial officer and principal accounting officer)

Date:  November 8, 2005



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  November 8, 2005



By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  November 8, 2005