Form 10-Q
period 2005-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2005-11-18
CIK 869660

Microsoft Word 11.0.5604;



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-20056


                    WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

                 California                              33-0433017
                (State or other jurisdiction          (I.R.S. Employer
                of incorporation or organization)     Identification No.)


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

Yes         No    X
   --------   --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes         No    X
   --------   --------

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2005



PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

       Balance Sheets
               As of June 30, 2005 and March 31, 2005..........................2

       Statements of Operations
               For the Three Months Ended June 30, 2005 and 2004...............3

       Statement of Partners' Deficit
               For the Three Months Ended June 30, 2005........................4

       Statements of Cash Flows
               For the Three Months Ended June 30, 2005 and 2004...............5

       Notes to Financial Statements...........................................6

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................13

       Item 3. Quantitative and Qualitative Disclosures About Market Risks....14

       Item 4. Controls and Procedures........................................14

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings..............................................15

       Item 2. Changes in Securities and Use of Proceed.......................15

       Item 3. Defaults Upon Senior Securities................................15

       Item 4. Submission of Matters to a Vote of Security Holders............15

       Item 5. Other Information..............................................15

       Item 6. Exhibits and Reports on Form 8-K...............................15

       Signatures.............................................................16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                       June 30, 2005               March 31, 2005
                                                                   -----------------------      --------------------
                                                                        (unaudited)                   (unaudited)
ASSETS
Cash and cash equivalents                                        $               166,754      $            183,262
Investments in limited partnerships, net (Note 2)                                 37,383                    86,215
                                                                   -----------------------      --------------------

                                                                 $               204,137      $            269,477
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                        $             2,231,944      $          2,197,622
                                                                   -----------------------      --------------------



Partners' deficit:
   General partner                                                              (185,539)                 (184,542)
   Limited partners (20,000 units authorized;
     17,726 units issued and outstanding)                                     (1,842,268)               (1,743,603)
                                                                   -----------------------      --------------------

Total partners' deficit                                                       (2,027,807)               (1,928,145)
                                                                   -----------------------      --------------------

                                                                 $               204,137      $            269,477
                                                                   =======================      ====================

                 See accompanying notes to financial statements
                                        2

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30,2005 and 2004
                                   (unaudited)

                                                      2005                               2004
                                                  Three Months                        Three Months
                                          ------------------------------       ----------------------------
    Interest income                     $                           218       $                        195
    Reporting fee income                                          3,700                              9,100
                                          ------------------------------       ----------------------------

      Total operating income                                      3,918                              9,295

    Operating expenses:
      Amortization (Note 2)                                          -                               4,189
      Asset management fees (Note 3)                             52,521                             52,521
      Legal and accounting                                          500                                525
      Other                                                       1,727                              5,190
                                          ------------------------------       ----------------------------

       Total operating expenses                                  54,748                             62,425
                                          ------------------------------       ----------------------------

                                                                (50,830)                           (53,130)
    Loss from operations

    Equity in losses of
     limited partnerships (Note 2)                              (48,832)                           (88,284)
                                          ------------------------------       ----------------------------


    Net loss                            $                       (99,662)      $                   (141,414)
                                          ==============================       ============================

    Net loss allocated to:

     General partner                    $                          (997)      $                     (1,414)
                                           ==============================       ============================


     Limited partners                   $                       (98,665)      $                   (140,000)
                                          ==============================       ============================


    Net loss per limited partner unit   $                            (6)      $                         (8)
                                          ==============================       ============================

    Outstanding weighted limited
    partner units                                                17,726                             17,726
                                          ==============================       ============================

                 See accompanying notes to financial statements
                                       3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                     For the Three Months Ended June 30,2005
                                   (unaudited)

                                                         General               Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------
Partners' deficit at March 31, 2005                $        (184,542) $          (1,743,603)  $         (1,928,145)

Net loss                                                        (997)               (98,665)               (99,662)
                                                     -----------------     ------------------       ----------------
Partners' deficit at June 30, 2005                 $        (185,539) $          (1,842,268)  $         (2,027,807)
                                                     =================     ==================       ================

                 See accompanying notes to financial statements
                                       4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                                                 2005                    2004
                                                                           -----------------        ----------------
Cash flows from operating activities:
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization                                                                         -                     4,189
    Equity in losses of limited partnerships                                        48,832                    88,284
    Change in other assets                                                               -                     3,646
    Change in accrued fees and expense due to
    General Partner and affiliates                                                  34,322                    44,521
                                                                           -----------------        ----------------

        Net cash used in operating activities                                      (16,508)                     (774)
                                                                           -----------------        ----------------

Cash flows from investing activities:
     Distributions received from limited partnerships                                    -                     3,100
                                                                           -----------------        ----------------

        Net cash provided by investing activities                                        -                     3,100
                                                                           -----------------        ----------------

Net increase (decrease) in  cash and cash equivalents                              (16,508)                    2,326

Cash and cash equivalents, beginning of period                                     183,262                   206,876
                                                                           -----------------        ----------------

Cash and cash equivalents, end of period                                 $         166,754        $          209,202
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Taxes paid                                                             $               -        $                -
                                                                           =================        ================

                 See accompanying notes to financial statements
                                       5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

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

The Low-Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Tax Credits and the fractional recapture of Low-Income Housing Tax Credits already taken. In most cases the annual amount of Low-Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Tax Credits, a fractional recapture of prior Low-Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Tax Credits and recapture of Low-Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low-Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low- Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low-Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low-Income Housing Tax Credits.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

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

Exit Strategy
-------------
The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date, no properties in the Partnership have been selected for disposition.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Equity in losses of limited partnerships for the periods ended June 30, 2005 and 2004 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Concentration of Credit Risk
----------------------------
At June 30, 2005, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Three                    For the Year
                                                                     Months Ended                         Ended
                                                                     June 30, 2005                   March 31, 2005
                                                                  ------------------              ------------------
         Investments per balance sheet,
           Beginning of period                                  $            86,215             $        1,546,722

         Distributions received from limited partnership                          -                         (3,100)

         Equity in losses of limited partnerships                           (48,832)                      (386,175)

         Impairment loss
                                                                                  -                     (1,054,476)
         Amortization of capitalized
           acquisition fees and costs                                             -                        (16,756)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           End of period                                        $            37,383             $           86,215
                                                                ========================            ==================

Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                         2005                             2004
                                                                  --------------------              ------------------
         Revenues                                               $           992,000             $           989,000
                                                                  --------------------              ------------------

         Expenses:
          Operating expenses                                                767,000                        726,000
          Interest expense                                                  218,000                        221,000
          Depreciation and amortization                                     321,000                        323,000
                                                                  --------------------              ------------------
              Total expenses                                              1,306,000                      1,270,000
                                                                  --------------------              ------------------


         Net loss                                               $          (314,000)             $        (281,000)
                                                                  ====================              ==================


         Net loss allocable to the Partnership                  $          (304,000)             $        (258,000)
                                                                  ====================              ==================


         Net loss recorded by the Partnership                   $           (49,000)             $         (88,000)
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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $52,521 were incurred during each of the three months ended June 30, 2005 and 2004. The Partnership paid the General Partner or its affiliates $9,376 and $6,250 of those fees during the three months ended June 30, 2005 and 2004, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $2,200 and $3,800 during the three months ended June 30, 2005 and 2004, respectively.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                      June 30, 2005                March 31, 2005
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
         General Partner of an affiliate                        $                 2,227     $                   6,650
       Other amounts due to General Partner or an affiliates                          -                         4,400
       Accrued asset management fees                                          2,229,717                     2,186,572
                                                                   ---------------------       -----------------------

       Total                                                    $             2,231,944     $               2,197,622
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily of $167,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $37,000. Liabilities at June 30, 2005 consisted primarily of $2,232,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(100,000), reflecting a decrease of $41,000 from the net loss of $(141,000) for the three months ended June 30, 2004. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $39,000 to $(49,000) for the three months ended June 30, 2005, from $(88,000) during the three months ended June 30, 2004. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of limited partnerships there was also a decrease in loss from operations of $2,000 from $(53,000) for the three months ended June 30, 2004 to approximately $(51,000) for the three months ended June 30, 2005, due to a decrease of $4,000 in amortization, a $4,000 decrease in other expenses offset by a decrease of $(6,000) in reporting fee income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Cash Flows

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. Net cash used during the three months ended June 30, 2005 was $(17,000) compared to net cash provided for the three months ended June 30, 2004 of $2,000. The change is primarily due to a decrease of $(16,000) in net cash provided in operating activities due to a $(10,000) change in accrued fees and expenses due to the General Partner and affiliates, a $(4,000) decrease in other assets along with a $(2,000) decrease in loss from operations. In addition to the decrease in cash provided by operating activities, there was a $(3,000) decrease in distribution income in the current year.

During the three months ended June 30, 2005, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $53,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2005, to be sufficient to meet all currently foreseeable future cash requirements.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceed

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holder

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.
         --------------------
         NONE

(b)      Exhibits.
         ---------
31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date: November 18, 2005





By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 18, 2005