Form 10-Q
period 2005-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2006-02-21
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from          to
                                              ----------  ---------
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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2005

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Balance Sheets
                As of December 31, 2005 and March 31, 2005.....................2

        Statements of Operations
                For the Three and Nine Months Ended December 31, 2005 and 2004.3

        Statement of Partners' Deficit
                For the Nine Months Ended December 31, 2005....................4

        Statements of Cash Flows
                For the Nine Months Ended December 31, 2005 and 2004...........5

        Notes to Financial Statements..........................................6

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................13

        Item 3. Quantitative and Qualitative Disclosures About Market Risks...14

        Item 4. Controls and Procedures.......................................14

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.............................................15

        Item 2.  Changes in Securities and Use of Proceeds....................15

        Item 3.  Defaults Upon Senior Securities..............................15

        Item 4.  Submission of Matters to a Vote of Security Holders..........15

        Item 5.  Other Information............................................15

        Item 6. Exhibits......................................................15

        Signatures........................................................... 16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2005             March 31, 2005
                                                                   -----------------------      --------------------
                                                                        (unaudited)                   (unaudited)
ASSETS
Cash and cash equivalents                                        $               111,008      $            183,262
Investments in limited partnerships, net (Note 2)                                      -                    86,215
                                                                   -----------------------      --------------------
                                                                 $               111,008      $            269,477
                                                                   =======================      ====================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             2,332,623      $          2,197,622
                                                                   -----------------------      --------------------
Partners' deficit:
   General Partner                                                              (187,477)                 (184,542)
   Limited Partners (20,000 units authorized;
      17,726 units issued and outstanding)                                    (2,034,138)               (1,743,603)
                                                                   -----------------------      --------------------
Total partners' deficit                                                       (2,221,615)               (1,928,145)
                                                                   -----------------------      --------------------
                                                                 $               111,008      $            269,477
                                                                   =======================      ====================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                         2005                                     2004
                                          ------------------------------------     ------------------------------------
                                            Three Months        Nine Months         Three Months        Nine Months
                                          -----------------    ---------------     ---------------    -----------------
    Interest income                     $              172    $           600    $            116    $             435
    Distribution income                                  -              8,020                   -                9,100
    Reporting fee income                                 -              3,700                   -                1,120
                                          -----------------    ---------------     ---------------    -----------------
        Total operating income                         172             12,320                 116               10,655
                                          -----------------    ---------------     ---------------    -----------------
    Operating expenses:
      Amortization (Note 2)                              2                  2               4,189               12,567
      Asset management fees (Note 3)                52,521            157,563              52,521              157,563
      Legal and accounting                          12,388             25,657               4,525               20,525
      Bad debt                                      33,303             33,303                   -                    -
      Other                                            970              3,052               1,088                6,397
                                          -----------------    ---------------     ---------------    -----------------
        Total operating expenses                    99,184            219,577              62,323              197,052
                                          -----------------    ---------------     ---------------    -----------------
    Loss from operations                           (99,011)          (207,257)            (62,207)            (186,397)

    Equity in losses of
     limited partnerships (Note 2)                       -            (86,213)            (91,459)            (274,376)
                                          -----------------    ---------------     ---------------    -----------------
    Net loss                            $          (99,011)   $      (293,470)   $       (153,666)   $        (460,773)
                                          =================    ===============     ===============    =================
    Net loss allocated to:
      General Partner                   $             (990)   $        (2,935)   $         (1,537)   $          (4,608)
                                          =================    ===============     ===============    =================
      Limited Partners                  $          (98,021)   $      (290,535)   $       (152,129)   $        (456,165)
                                          =================    ===============     ===============    =================
    Net loss per limited partner unit   $               (6)   $           (16)   $             (9)   $             (26)
                                          =================    ===============     ===============    =================
    Outstanding weighted limited
    partner units                                   17,726             17,726              17,726               17,726
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2005
                                   (unaudited)

                                                         General                Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------
Partners' deficit at March 31, 2005                $        (184,542)      $      (1,743,603)     $      (1,928,145)

Net loss                                                      (2,935)               (290,535)              (293,470)
                                                     -----------------     ------------------       ----------------
Partners' deficit at December 31, 2005             $        (187,477)      $      (2,034,138)     $      (2,221,615)
                                                     =================     ==================       ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                                                  2005                    2004
                                                                           -----------------        ----------------
Cash flows from operating activities:
  Net loss                                                               $        (293,470)       $       (460,773)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                     2                  12,567
        Equity in losses of limited partnerships                                    86,213                 274,376
        Change in accounts receivable                                                    -                   3,646
        Change in accrued fees and expense due to
           General Partner and affiliates                                          135,001                 137,945
                                                                           -----------------        ----------------
             Net cash used in operating activities                                 (72,254)                (32,239)
                                                                           -----------------        ----------------
Cash flows from investing activities:
    Distributions received from limited partnerships                                     -                   3,100
                                                                           -----------------        ----------------
Net decrease in  cash and cash equivalents                                         (72,254)                (29,139)

Cash and cash equivalents, beginning of period                                     183,262                 206,876
                                                                           -----------------        ----------------
Cash and cash equivalents, end of period                                 $         111,008        $        177,737
                                                                           =================        ================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                            $                        $              -
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Equity in losses of limited partnerships for the periods ended December 31, 2005 and 2004 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2005 and March 31, 2005, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At December 31, 2005, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Revenue Recognition
-------------------
The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Nine                     For the Year
                                                                     Months Ended                         Ended
                                                                   December 31, 2005                 March 31, 2005
                                                                ------------------------            ------------------
         Investments per balance sheet,
           Beginning of period                                $           86,215                   $        1,546,722
         Distributions received from limited partnership                       -                               (3,100)
         Equity in losses of limited partnerships                        (86,213)                            (386,175)
         Impairment loss                                                       -                           (1,054,476)
         Amortization of capitalized
           acquisition fees and costs                                          2                              (16,756)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           End of period                                      $                -                   $           86,215
                                                                ========================            ==================

Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                         2005                             2004
                                                                  --------------------              ------------------
         Revenues                                               $          2,977,000              $        2,966,000
                                                                  --------------------              ------------------
         Expenses:
           Interest expense                                                  655,000                         662,000
           Depreciation and amortization                                     964,000                         970,000
           Operating expenses                                              2,299,000                       2,176,000
                                                                  --------------------              ------------------
              Total expenses                                               3,918,000                       3,808,000
                                                                  --------------------              ------------------
         Net loss                                               $           (941,000)             $         (842,000)
                                                                  ====================              ==================
         Net loss allocable to the Partnership                  $           (911,000)             $         (774,000)
                                                                  ====================              ==================
         Net loss recorded by the Partnership                   $            (86,000)             $         (274,000)
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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
On November 4, 2005, the Partnership advanced $33,303 to Twin Pines Apartments in order to fully fund its operating reserve account. The advance brought the operating reserve account current. On December 31, 2005 the Partnership determined the advance to be uncollectible and as a result wrote off the amount as bad debt expense.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $157,563 were incurred during each of the nine months ended December 31, 2005 and 2004. The Partnership paid the General Partner or its affiliates $ 18,752 and $18,750 of those fees during the nine months ended December 31, 2005 and 2004, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $28,119 and $24,143 during the nine months ended December 31, 2005 and 2004, respectively.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                    December 31, 2005              March 31, 2005
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                 7,240     $                   6,650
       Other amounts due to General Partner or an affiliate                           -                         4,400
       Accrued asset management fees                                          2,325,383                     2,186,572
                                                                   ---------------------       -----------------------
       Total                                                    $             2,332,623     $               2,197,622
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2005 consisted primarily of $111,000 in cash. Liabilities at December 31, 2005 consisted primarily of $2,333,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004. The Partnership's net loss for the three months ended December 31, 2005 was $(99,000), reflecting a decrease of $55,000 from the net loss of $(154,000) for the three months ended December 31, 2004. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $92,000 to $0 for the three months ended December 31, 2005, from $(92,000) during the three months ended December 31, 2004. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $ 0 at December 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of limited partnerships there was also an increase of $(37,000) in loss from operations from $(62,000) for the three months ended December 31, 2004 to approximately $(99,000) for the three months ended December 31, 2005. The $(37,000) increase in loss from operations was due to a decrease of $4,000 in amortization, $(8,000) increase in legal and accounting fee, and a $(33,000) increase in bad debt expense which was recorded due to uncollectible advances to Local Limited Partnership.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. The Partnership's net loss for the nine months ended December 31, 2005 was $(293,000), reflecting a decrease of $168,000 from the net loss of $(461,000) for the nine months ended December 31, 2004. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $188,000 to $(86,000) for the nine months ended December 31, 2005, from $(274,000) during the nine months ended December 31, 2004. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2005. Since the Partnership's liability with respect to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

its investments is limited, losses in excess of investments are not recognized. The decrease in equity in losses of limited partnerships was off-set with an increase in loss from operations of $(20,000) from $(187,000) for the nine months ended December 31, 2004 to approximately $(207,000) for the nine months ended December 31, 2005. The increase in loss from operations is due to the $13,000 decrease in amortization, a $(5,000) increase in legal and accounting expenses, a $(33,000) increase in bad debt expense recorded due to uncollectible advances to a Local Limited Partnership along with a $3,000 decrease in other operating expenses and a $2,000 increase in total operating income.

Cash Flows

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. Net cash used during the nine months ended December 31, 2005 was $(72,000) compared to net cash used for the nine months ended December 31, 2004 of $(29,000). The $(43,000) increase in net cash used is primarily due to an increase of $(40,000) in cash used by operating activities due to $(33,000) which was advanced to a Local Limited Partnership and was deemed uncollectible so it was written off, along with a $(2,000) decrease in the change in accrued fees and expenses due to the General Partner and/or its affiliates and a $(4,000) decrease in the change in accounts receivable. Additionally, there was a decrease of $(3,000) in net cash provided by investing activities due to a decrease in distributions received from limited partnerships.

During the nine months ended December 31, 2005, accrued fees, which consisted primarily of asset management fees due to the General Partner, increased by $135,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements.

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

     Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: February 17, 2006





By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 17, 2006