Form 10-K
period 2006-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2007-06-28
CIK 869660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

   (Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 2006

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes       No   X
   -------  -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No   X
   -------  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
   -------  -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated  filer     Accelerated  filer     Non-accelerated  filer
                              -----                  -----
   X
--------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No   X
   -----  -------

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

                                      NONE

PART I.

Item 1. Business

Organization

WNC California Housing Tax Credits II, L.P. (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 13, 1990. The Partnership was formed to acquire limited partnership interests or membership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits").

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on January 22, 1991, the Partnership commenced a public offering of 20,000 Partnership Partnership Units of limited partnership interest ("Partnership Units") at a price of $1,000 per Unit. As of the close of the public offering on January 21, 1993, a total of 17,726 Partnership Units representing $17,726,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners."

The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a Housing Complex which qualifies for the Low Income Housing Tax Credits. In general, under
Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Tax Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Tax Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated September 13, 1990 (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in fifteen Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2006. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit and twelve of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

Item 1A.  Risk Factors

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a) Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

     Low Income Housing Tax Credits might not be available. If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

     Low income housing tax credits might be less than anticipated. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

     Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

     o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
     o    the   Partnership   disposed  of  its  interest  in  a  Local  Limited
          Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership's ability to sell its Housing Complex. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment, actually agreed to, may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years.

On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

     Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

     o an unlimited amount of passive income, which is income from entities such as the Partnership, and
     o    $25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner's other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner's annual tax liability equal to $25,000 plus 75% of the Limited Partner's tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax. All of these concepts are extremely complicated.

(b) Risks related to investment in Local Limited Partnerships and Housing Complexes

     Because the Partnership has few investments, each investment will have a great impact on the Partnership's results of operations. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

     The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

     The Partnership does not control the Local Limited Partnerships and must rely on the Local General Partners. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations.

Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

     Housing Complexess subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

     o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
     o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
     o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
     o Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
     o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.
     o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
     o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
     o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
     o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

     Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters.

If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

     Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing
Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

     The Partnership's investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

     Fluctuating economic conditions can reduce the value of real estate. Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

     o    the general and local job market,
     o    the availability and cost of mortgage financing,
     o    monetary inflation,
     o    tax, environmental, land use and zoning policies,
     o    the supply of and demand for similar properties,
     o    neighborhood conditions,
     o    the availability and cost of utilities and water.

(c)  Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to tax credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

 No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

     o    the determination of which depends on future factual circumstances,
     o    which are peculiar to individual Limited Partners, or
     o    which are not customarily the subject of an opinion.

The more significant of these matters include:

     o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
     o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
     o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
     o applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
     o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

     Passive activity rules will limit deduction of the Partnership's losses and impose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

 The Partnership may earn interest income on its reserves and loans. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

     At risk rules might limit deduction of the Partnership's losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

     o    the amount of cash the Limited Partner invests in the Partnership, and
     o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

     Alternative minimum tax liability could reduce a Limited Partner's tax benefits. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

 IRS could audit the returns of the Partnership, the Local Limited Partnerships or the Limited Partners. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

     An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

     A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

     o    between the Limited Partners and the General Partner,
     o    among the Limited Partners, or
     o    between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

     Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

     o    unused passive losses from the Partnership or other investments, or
     o    current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

     IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

     o    should be deductible over a longer period  of time or in a later year,
     o    are excessive and may not be capitalized or deducted in full,
     o    should be capitalized and not deducted, or
     o    may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

     o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
     o    the adjusted basis of a Housing Complex used  to compute depreciation,
     o    the correct deduction of fees,
     o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated tax credits and losses of the Partnership would be reduced, perhaps substantially.

     Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

     New administrative or judicial interpretations of the law might reduce the value of tax credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

     State income tax laws may adversely affect the Limited Partners. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

     The tax treatment of particular items under state or local income tax laws may vary materially from the Federal income tax treatment of such items. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d)      Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations.

The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

     Lack of liquidity of investment. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

     The Limited Partners will not control the Partnership and must rely totally on the General Partner. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

     o    remove the General Partner and elect a replacement general partner,
     o    amend the Partnership Agreement,
     o    terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

     Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing Housing Complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

Associates and its affiliates are serving as the general partners of many other partnerships. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership's capital in Local Limited Partnerships.

     The interests of Limited Partners may conflict with the interests of the General Partner and it affiliates. The General Partner and it affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and it affiliates receive substantial compensation from the Partnership.

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

Item 1B.  Unresolved Staff Comments

NONE

Exit Strategy

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2006, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continue to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2006 and therefore the Partnership continues to be accounted for as a going concern.

As of March 31, 2006, no Housing Complexes had been selected for disposition. As of March 31, 2006 all the Local Limited Partnerships had not yet completed the 15-year compliance period. Subsequent to year-end the Partnership identified the Housing Complex of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, for disposition. Ukiah Terrace has completed its 15-year compliance period as of December 31, 2006. Preliminary consent solicitation materials were filed with the SEC on June 6 and 14, 2007.

Properties Identified for Disposition

The Partnership has identified the Housing Complexes of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, ("Ukiah") for disposition. Ukiah owns the Ukiah Terrace Apartments (the "Property") located in Ukiah, California. Consistent with the investment objectives of the Partnership, the Property qualified for Federal low income housing tax credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Property.

On June 6 and 14, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Property. Definitive materials have not been filed with the SEC or disseminated to the Partnership's Limited Partners.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates or for the periods indicated:

                                                      -------------------------------- ---------------------------------------------
                                                             As of March 31, 2006                   As of December 31, 2005
                                                      -------------------------------- ---------------------------------------------
                                                         Partnership's                                   Estimated         Mortgage
                                                       Total Investment  Amount of                      Aggregate Low    Balances of
Local Limited                           General        in Local Limited Investment  Number of          Income Housing  Local Limited
Partnership Name       Location         Partner Name     Partnerships   Paid to Date  Units  Occupancy Tax Credits (1)  Partnership
------------------------------------------------------------------------------------------------------------------------------------
601 Main                 Stockton,     Daniels C. Louge   $1,656,000    $1,656,000     165     88%      $4,080,000       $3,894,000
Street Investors         California

ADI Development          Delhi,        Anthony Donovan       699,000       699,000      31    100%       1,757,000        1,173,000
Partners                 California

Bayless Garden           Red Bluff,    Douglas W. Young    1,110,000     1,110,000      46     98%       2,741,000        1,226,000
Apartments Investors     California

Blackberry Oaks, Ltd     Lodi,         Bonita Homes          463,000       463,000      42    100%       1,063,000        1,875,000
                         California    Incorporated

Jacob's Square           Exeter,       Philip R. Hammond,  1,324,000     1,324,000      45     98%       2,933,000        1,538,000
                         California    Jr. and Diane M.
                                       Hammond

Mecca Apartments II      Mecca,        Sam Jack, Jr. and   2,200,000     2,200,000      60     90%       5,183,000        2,470,000
                         California    Sam Jack and
                                       Associates

Nevada Meadows           Grass Valley, Thomas G. Larson,     459,000       459,000      34    100%       1,030,000        1,877,000
                         California    William H. Larson
                                       and Raymond L.
                                       Tetzlaff

Northwest Tulare         Ivanhoe,      Philip R. Hammond,  1,226,000     1,226,000      54     94%       2,950,000        1,706,000
Associates               California    Jr. and Diane M.
                                       Hammond

Orland Associates        Orland,       Richard E. Huffman    432,000       432,000      40     98%         972,000        1,678,000
                         California    and Robert A. Ginno

                                                      -------------------------------- ---------------------------------------------
                                                             As of March 31, 2006                   As of December 31, 2005
                                                      -------------------------------- ---------------------------------------------
                                                         Partnership's                                    Estimated        Mortgage
                                                       Total Investment  Amount of                      Aggregate Low    Balances of
Local Limited                           General        in Local Limited Investment  Number of          Income Housing  Local Limited
Partnership Name       Location         Partner Name     Partnerships   Paid to Date  Units  Occupancy Tax Credits (1)   Partnership
------------------------------------------------------------------------------------------------------------------------------------
Pine Gate Limited  Ahoskie, California   Regency Investment
Partnership                              Associates, Inc.,
                                         Boyd Management,
                                         Inc. and Gordon L.
                                         Blackwell            272,000     272,000      56       100%         611,000       1,413,000

Silver Birch       Huron, California     Philip R. Hammond,
Associates                               Jr. and Diane M.
                                         Hammond              378,000     378,000      35        94%       1,131,000       1,311,000

Twin Pines         Groveland, California Donald S. Kavanagh
Apartments                               and John N. Brezzo 1,278,000   1,278,000      39       100%       3,055,000       1,789,000
Associates

Ukiah Terrace(2)   Ukiah, California     Thomas G. Larson,
                                         William H. Larson
                                         and Raymond L.
                                         Tetzlaff             349,000     349,000      41       100%         825,000       1,740,000

Woodlake Garden    Woodlake, California  David J. Michael
Apartments                               and Pamela J.        548,000     548,000      48        88%       1,374,000       1,862,000
                                         Michael

Yucca-Warren       Joshua Tree,          WNC & Associates,
Vista Associates   California            Inc.                 520,000     520,000      50        98%       1,251,000       2,118,000
                                                           ----------  ----------     ---        --       ----------      ----------
                                                          $12,914,000 $12,914,000     786        96%     $30,956,000     $27,670,000
                                                          ===========  ==========     ===        ==      ===========     ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Substantially all of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate a significant amount of Low Income Housing Tax Credits being allocated to the Limited Partners in the future.

(2) Identified on June 6, 2007 for dispostion.

                                             ----------------------------------------------------------------------
                                                          For the year ended December 31, 2005
                                             ----------------------------------------------------------------------
                                                                                                     Low Income
                                                                                                     Housing Tax
                                                                                                      Credits
          Local Limited                                                                             Allocated to
          Partnership Name                    Rental Income              Net Income (Loss)          Partnership
      -------------------------------------------------------------------------------------------------------------
      601 Main Street Investors                   $       490,000      $   (334,000)                    99%

      ADI Development Partners                            164,000           (57,000)                    90%

      Bayless Garden Apartments Investors                 199,000           (96,000)                    99%

      Blackberry Oaks, Ltd                                288,000             2,000                     99%

      Jacob's Square                                      208,000          (123,000)                    99%

      Mecca Apartments II                                 303,000          (132,000)                    99%

      Nevada Meadows                                      231,000           (99,000)                    99%

      Northwest Tulare Associates                         243,000           (44,000)                    99%

      Orland Associates                                   269,000           (34,000)                    99%

      Pine Gate Limited Partnership                       236,000           (34,000)                    99%

      Silver Birch Associates                             175,000           (30,000)                    99%

      Twin Pines Apartments Associates                    192,000          (186,000)                    99%

      Ukiah Terrace                                       210,000           (53,000)                    99%

      Woodlake Garden Apartments                          355,000            16,000                     95%

      Yucca-Warren Vista Associates, Ltd                  312,000           (14,000)                    99%
                                             ---------------------      --------------
                                                  $     3,875,000      $ (1,218,000)
                                             =====================      ==============

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Unit and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2006, there were 1,198 Limited Partners and 20 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2006.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer  and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                            March 31,
                              ------------------------------------------------------------------
                                2006         2005         2004          2003           2002
                              ----------   ----------   ----------   ------------   ------------
ASSETS

Cash and cash equivalents    $   106,445  $   183,262  $   206,876  $    220,039   $     257,975
Investments in Local Limited
   Partnerships, net                  -        86,215    1,546,722     2,675,025       3,494,236
Due from affiliates                   -             -        3,646         3,646           3,646
                              ----------   ----------   ----------     ----------     ----------
                             $   106,445  $  269,477   $ 1,757,244  $  2,898,710   $   3,755,857
                              ==========   ==========   ==========   ============   ============
LIABILITIES
Accrued fees and expenses
  due to General Partner and
  affiliates                 $ 2,384,670  $ 2,197,622  $ 1,997,095  $  1,816,544   $   1,631,958

PARTNERS' EQUITY
(DEFICIT)                     (2,278,225)  (1,928,145)    (239,851)    1,082,166       2,123,899
                              ----------   ----------   ----------   ------------   ------------
                             $   106,445  $   269,477  $ 1,757,244  $  2,898,710   $   3,755,857
                              ==========   ==========   ==========   ============   ============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                   For the Years Ended
                                                        March 31,
                          ---------------------------------------------------------------------
                             2006         2005         2004          2003             2002
                          -----------  -----------   ----------   -----------   ---------------
Loss from operations
(Note 1)                $  (263,867) $ (1,302,119) $   (991,037)   $   (289,638) $   (337,782)
Equity in losses of
 Local Limited Partnership  (86,213)     (386,175)     (330,980)       (752,095)     (823,047)
                          -----------  -----------   ----------     ----------    ------------
Net loss                $  (350,080) $ (1,688,294) $ (1,322,017)   $ (1,041,733) $ (1,160,829)
                          ===========  ===========   ==========    ============= =============
Net loss allocated to:
  General Partner       $    (3,501) $    (16,882) $    (13,220)   $    (10,417) $    (11,608)
                          ===========  ===========   ==========    ============= =============
  Limited Partners      $  (346,579) $ (1,671,412) $ (1,308,797)   $ (1,031,316) $ (1,149,221)
                          ===========  ===========   ==========    ============= =============
Net loss per
 Partnership Unit       $    (19.55) $     (94.29) $     (73.83)   $     (58.18) $     (64.83)
                          ===========  ===========   ==========    ============= =============
Outstanding weighted
  Partnership Units          17,726        17,726        17,726          17,726        17,726
                          ===========  ===========   ==========    ============= =============

Note 1 - Loss from operations for the year ended March 31, 2006, 2005 and 2004 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $1,054,476 and $744,836, respectively. (See Note 2 to the financial statements.)

                                           For the Years Ended
                                                 March 31,
                          -------------------------------------------------------------
                             2006         2005         2004        2003         2002
                          -----------  -----------  ----------  ----------   ----------
Net cash provided by
 (used in):
   Operating activities $  (76,817)   $  (26,714)  $  (18,466)  $  (51,873) $   (44,975)
   Investing activities          -         3,100        5,303       13,937       21,425
                          -----------  -----------  ----------  ----------   ------------
Net decrease in cash
  and cash equivalents     (76,817)      (23,614)     (13,163)     (37,936)     (23,550)

Cash and cash
  equivalents,
  beginning of period      183,262       206,876       220,039     257,975      281,525
                          -----------  -----------  ----------  ----------   ----------
Cash and cash
  equivalents, end of
  period                 $ 106,445    $  183,262   $   206,876  $  220,039  $   257,975
                          ===========  ===========  ==========  ==========   ==========

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                     2005            2004             2003             2002            2001
                                 -------------   -------------    -------------    -------------   --------------
    Federal                    $           10  $           33   $           36   $           80  $           114

    State                                   -               -                -                -                -
                                 -------------   -------------    -------------    -------------   --------------
    Total                      $           10  $           33   $           36   $           80  $           114
                                 =============   =============    =============    =============   ==============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual un-audited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Registrant does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable
Interest Entities", because Registrant is not considered the primary beneficiary. Registrant's balance in investment in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Limited Partnership is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local general partners.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Certain Risks and Uncertainties

See item 1A for a discussion of risks regarding the Partnership.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships.

If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

The Partnership's assets at March 31, 2006 consisted primarily of approximately $106,000 in cash and cash equivalents. Liabilities at March 31, 2006 totaled approximately $2,385,000 which consisted primarily of accrued annual management fees due to the General Partner and/or affiliates. (See "Future Contractual Cash Obligations" below.)

Results of Operations

Year  Ended  March  31,  2006   Compared  to  Year  Ended  March  31,  2005  The
Partnership's net loss for the year ended March 31, 2006 was $(350,000), reflecting a decrease of $1,338,000 from the net loss of $(1,688,000) experienced for the year ended March 31, 2005. The decrease in net loss is largely due to a decrease in loss from operations of $1,038,000 for the year ended March 31, 2006 compared to the year ended March 31, 2005. The decrease in loss from operations was primarily caused by a $1,054,000 decrease in impairment loss. The impairment loss was due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in five limited partnerships for the year ending December 31, 2004. Along with the impairment loss there was a decrease of $17,000 in amortization of acquisition fees and costs, an increase of $(33,000) in write-off of advances to limited partnerships, a $1,000 decrease in other expenses a $(5,000) increase in accounting fees. Along with an increase in total income of $1,000 in addition to the loss from operations there was a decrease of equity in losses of Local Limited Partnerships of $300,000 to $(86,000) for the year ended March 31, 2006 from $(386,000) for the year ended March 31, 2005. The decrease in equity in losses of Local Limited Partnerships is primarily due to not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached zero at March 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. This decrease was offset by the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 The Partnership's net loss for the year ended March 31, 2005 was $(1,688,000), reflecting an increase of $(366,000) from the net loss of $(1,322,000) experienced for the year ended March 31, 2004. The increase in net loss is largely due to an increase in loss from operations of $(311,000) for the year ended March 31, 2005 compared to the year ended March 31, 2004. The increase in loss from operations was primarily caused by a $(310,000) increase in impairment loss. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in five limited partnerships for the years ending December 31, 2005 and 2004. There was also a decrease of $30,000 in amortization of acquisition fees and costs, an increase of $(3,000) in write-off of advances to affiliates, a $(2,000) increase in other expenses along with a decrease in total income of $(25,000.) In addition to the loss from operations there was an increase of equity in losses of limited partnerships of $(55,000) to $(386,000) for the year ended March 31, 2005 from $(331,000) for the year ended March 31, 2004.

Liquidity and Capital Resources

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005 Net cash used during the year ended March 31, 2006 was $(77,000), compared to net cash used for the year ended March 31, 2005 of $(24,000). The change was due to a decrease in distributions received from Local Limited Partnerships of $ (3,000) in the year ended March 31, 2006. In addition, net cash used in operating activities increased $(50,000) due primarily to a decrease in amortization of $ (17,000) and a decrease of $(13,000) in change in accrued fees and expenses due to general partner and affiliates in the year ended March 31, 2006.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 Net cash used during the year ended March 31, 2005 was $(24,000), compared to net cash used for the year ended March 31, 2004 of $(13,000). The change was largely due to an increase in cash used in operating activities. In addition distributions received from Local Limited Partnerships decreased by approximately $(2,000).

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2006, 2005 and 2004. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2005, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2005 and 2004, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $1,677,000 and $1,802,000, respectively.

During the years ended March 31, 2006, 2005, and 2004, accrued payables, which consist primarily of related party management fees due to the General Partner increased by $187,000, $183,000 and $181,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2006:

                                       2007        2008       2009       2010       2011      Thereafter    Total
                                   -----------  ---------  ---------  ---------  ---------  -----------  -----------
Asset Management Fees (1)           $2,583,300  $  210,084 $  210,084 $  210,084 $  210,084 $  7,142,856 $ 10,566,492
Capital Contributions Payable
   to Local Limited Partnerships             -           -          -          -          -            -            -
                                    -----------  ---------  ---------  ---------  ---------  -----------  -----------
Total contractual cash  obligations $2,583,300  $  210,084 $  210,084 $  210,084 $  210,084 $  7,142,856 $ 10,566,492
                                    ===========  =========  =========  =========  =========  ===========  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2006 have been included in the 2007 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves in excess of the aggregate of then existing contractual obligations and the anticipated future foreseeable working capital requirements of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See item 1B for information in this regard.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credit II, L.P.

     We have audited the accompanying balance sheets of WNC California Housing Tax Credit II, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2006 and 2005, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnerships internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credit II, L.P. (a California Limited Partnership) as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended March 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)2 in the index are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subject to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, based on our audits, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/Reznick Group
----------------

Bethesda, Maryland
June 26, 2007

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                   March 31
                                                                         ------------------------------
                                                                              2006             2005
                                                                         -------------    -------------
ASSETS
Cash and cash equivalents                                              $      106,445   $      183,262
Investments in Local Limited Partnerships, net (Notes 2 and 3)                      -           86,215
     Total Assets                                                        -------------    -------------
                                                                       $      106,445   $      269,477
                                                                         =============    =============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner
     and affiliates (Note 3)                                           $    2,384,670   $    2,197,622
                                                                         -------------    -------------
Partners' deficit:
    General Partner                                                          (188,043)        (184,542)
    Limited Partners (20,000 Partnership Units authorized; 17,726
     Partnership Units issued and outstanding)                             (2,090,182)      (1,743,603)
                                                                         -------------    -------------
      Total partners' deficit                                              (2,278,225)      (1,928,145)
                                                                         -------------    -------------
       Total Liabilities and Partners' Deficit                         $      106,445   $      269,477
                                                                         =============    =============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                        For the Years Ended
                                                                             March 31,
                                                          ------------------------------------------------
                                                              2006             2005              2004
                                                          -------------    -------------     -------------
Interest income                                         $          725  $           654     $       1,950
Reporting fees                                                   4,874            7,506            33,606
Distribution income                                              6,846            3,620             1,120
                                                          -------------    -------------     -------------
  Total income                                                  12,445           11,780            36,676
                                                          -------------    -------------     -------------
Operating expenses:
   Amortization (Notes 2 and 3)                                      2           16,756            47,184
   Write-off of advances to Local
     Limited Partnerships (Note 2)                              33,303                -                 -
   Write off of due from affiliates
   Asset management fees (Note 3)                                    -            3,646                 -
   Impairment loss (Note 2)                                    210,084          210,084           210,084
   Accounting fees                                                   -        1,054,476           744,836
   Other                                                        25,972           20,525            18,775
                                                                 6,951            8,412             6,834
                                                          -------------    -------------     -------------
    Total operating expenses                                   276,312        1,313,899         1,027,713
                                                          -------------    -------------     -------------
Loss from operations                                          (263,867)      (1,302,119)         (991,037)

Equity in losses of Local Limited
  Partnerships (Note 2)                                        (86,213)        (386,175)         (330,980)
                                                          -------------    -------------     -------------
Net loss                                                $     (350,080) $    (1,688,294)    $  (1,322,017)
                                                          =============    =============     =============
Net loss allocated to:
  General Partner                                       $       (3,501) $       (16,882)    $     (13,220)
                                                          =============    =============     =============
  Limited Partners                                      $     (346,579) $    (1,671,412)    $  (1,308,797)
                                                          =============    =============     =============
Net loss per Partnership Unit                           $       (19.55) $        (94.29)    $      (73.83)
                                                          =============    =============     =============
Outstanding weighted Partnership
 Units                                                          17,726           17,726            17,726
                                                          =============    =============     =============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

               For the Years Ended March 31, 2006, 2005, and 2004

                                                               General              Limited
                                                               Partner             Partners             Total
                                                            ---------------     ---------------    ---------------
Partners' (deficit) equity at March 31, 2003              $       (154,440)  $      1,236,606      $    1,082,166

Net loss                                                           (13,220)        (1,308,797)         (1,322,017)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2004                               (167,660)           (72,191)           (239,851)

Net loss                                                           (16,882)        (1,671,412)         (1,688,294)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2005                               (184,542)        (1,743,603)         (1,928,145)

Net loss                                                            (3,501)          (346,579)           (350,080)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2006                       $       (188,043)  $     (2,090,182)     $   (2,278,225)
                                                            ===============     ===============    ===============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                             For the Years
                                                                            Ended March 31,
                                                           --------------------------------------------------
                                                               2006               2005             2004
                                                           --------------     -------------    --------------
Cash flows from operating activities:
 Net loss                                                $    (350,080)     $  (1,688,294)    $    (1,322,017)
 Adjustments  to  reconcile  net loss to
  net cash used in operating
  activities:
   Amortization                                                      2             16,756              47,184
   Equity in losses of Local Limited
    Partnerships                                                86,213            386,175             330,980
   Impairment loss                                                   -          1,054,476             744,836
   Change in due from affiliates                                     -              3,646                   -
   Change in accrued fees and
    expenses due to General Partner
    and affiliates                                             187,048            200,527             180,551
                                                           --------------     -------------    --------------
Net cash used in operating activities                          (76,817)           (26,714)            (18,466)
                                                           --------------     -------------    --------------
Cash flows from investing activities:
  Distributions from Local Limited
   Partnerships                                                      -              3,100               5,303
                                                           --------------     -------------    --------------
Net decrease in cash and
 cash equivalents                                              (76,817)           (23,614)            (13,163)

Cash and cash equivalents, beginning
 of period                                                     183,262            206,876             220,039
                                                           --------------     -------------    --------------
Cash and cash equivalents, end of
 period                                                  $     106,445      $     183,262     $       206,876
                                                           ==============     =============    ==============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Taxes paid                                             $         800      $         800     $           800
                                                           ==============     =============    ==============

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Years Ended March 31, 2006, 2005 and 2004

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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper are the general partners of WNC Tax Credit Partners, L.P. The chairman and president of Associates owns substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the General Partner and the Partnership have no employees of their own.

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

The Partnership Agreement authorized the sale of up to 20,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in January 1993 at which time 17,726 Partnership Units, representing subscriptions in the amount of $17,726,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The investors in the Partnership ("Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credits compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2008, if the Partnership were to experience a working capital deficiency.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2006, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continue to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2006 and therefore the Partnership continues to be accounted for as a going concern.

As of March 31, 2006, no Housing Complexes had been selected for disposition. As of March 31, 2006 all the Local Limited Partnerships had not yet completed the 15-year compliance period. Subsequent to year-end the Partnership identified the Housing Complex of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, for disposition. Ukiah Terrace has completed its 15-year compliance period as of December 31, 2006. Preliminary consent solicitation materials were filed with the SEC on June 6 and 14, 2007.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued
--------------------------------------------------------------------------------

Properties Identified for Disposition
-------------------------------------

The Partnership has identified the Housing Complexes of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, ("Ukiah") for disposition. Ukiah owns the Ukiah Terrace Apartments (the "Property") located in Ukiah, California. Consistent with the investment objectives of the Partnership, the Property qualified for Federal low income housing tax credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Property.

On June 6 and 14, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Property. Definitive materials have not been filed with the SEC or disseminated to the Partnership's Limited Partners.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (see Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual un-audited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against credit recapture.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2006 and 2005, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2006, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Net Loss per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and or benefits for income taxes flows to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2005 and 2004 financial statements to be consistent with the 2006 presentation.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in 15 Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 786 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.

The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2006 and 2005 are approximately $4,152,000 and $3,069,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $0, $1,054,476, and $744,836, during the years ended March 31, 2006, 2005 and 2004, respectively.

The Partnership advanced $33,303 to one Local Limited Partnership during the year ended March 31, 2006. These advances were used to fund certain reserve accounts. The Partnership determined the recoverability of these advances to be doubtful and, accordingly, has reserved the $33,303 as of March 31, 2006.

At March 31, 2006 the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2006, 2005 and 2004, amounting to approximately $1,066,000, $829,000 and $701,000, respectively, have not been recognized. As of March 31, 2006, the aggregate share of net losses not recognized by the Partnership amounted to $5,986,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years Ended
                                                                                March 31,
                                                            --------------------------------------------------
                                                                2006             2005               2004
                                                            -------------   ---------------    ---------------
Investments per balance sheet, beginning of period        $       86,215  $      1,546,722   $     2,675,025
Distributions received from Local Limited Partnerships                 -            (3,100)           (5,303)
Equity in losses of Local Limited Partnerships                   (86,213)         (386,175)         (330,980)
Impairment loss                                                        -        (1,054,476)         (744,836)
Amortization of capitalized acquisition fees and costs                (2)          (16,756)          (47,184)
                                                            -------------   ---------------    ---------------
Investments per balance sheet, end of period              $            -  $         86,215   $     1,546,722
                                                            =============   ===============    ===============

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

                        COMBINED CONDENSED BALANCE SHEETS
                                                                                     2005               2004
                                                                                ---------------    ----------------
ASSETS
Buildings and improvements, net of accumulated
   depreciation for 2005 and 2004 of $16,619,000 and
   $15,377,000, respectively.                                                 $     23,508,000   $      24,517,000
Land                                                                                 2,465,000           2,465,000
Other assets                                                                         3,290,000           3,141,000
                                                                                ---------------    ----------------
   Total Assets                                                               $     29,263,000   $      30,123,000
                                                                                ===============    ================
LIABILITIES

Mortgage loans payable                                                        $     27,670,000   $      28,489,000
Due to related parties                                                               1,137,000             985,000
Other liabilities                                                                    4,858,000           3,791,000
                                                                                ---------------    ----------------
  Total Liabilities                                                                 33,665,000          33,265,000
                                                                                ---------------    ----------------
PARTNERS' DEFICIT

WNC California Housing Tax Credits II, L.P.                                         (4,152,000)         (2,983,000)
Other partners                                                                        (250,000)           (159,000)
                                                                                ---------------    ----------------
 Total Partners' Deficit                                                            (4,402,000)         (3,142,000)
                                                                                ---------------    ----------------
    Total Liabilities and Partners' Deficit                                   $     29,263,000   $      30,123,000
                                                                                ===============    ================

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2005                2004               2003
                                                            ---------------     ---------------    ---------------
Revenues                                                  $      4,000,000     $     3,969,000    $     3,954,000
                                                            ---------------     ---------------    ---------------
Expenses:
  Operating expenses                                             3,087,000           3,066,000          2,901,000
  Interest expense                                                 850,000             873,000            882,000
  Depreciation and amortization                                  1,281,000           1,285,000           1,294,00
                                                            ---------------     ---------------    ---------------
   Total expenses                                                5,218,000           5,224,000          5,077,000
                                                            ---------------     ---------------    ---------------
Net loss                                                  $     (1,218,000)    $    (1,255,000)   $    (1,123,000)
                                                            ===============     ===============    ===============
Net loss allocable to the Partnership                     $     (1,152,000)    $    (1,215,000)   $    (1,032,000)
                                                            ===============     ===============    ===============
Net loss recorded by the Partnership                      $        (86,000)    $      (386,000)   $      (331,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2006 and 2005 and 2004. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2005, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. Additionally, the recapture of the related tax credits could occur. As of December 31, 2006 and 2005, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $1,677,000 and $1,802,000, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2006, 2005 and 2004

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,595,340. Accumulated amortization of these capitalized costs was $1,595,340 and $ 1,595,338 as of March 31, 2006 and 2005, respectively. Of the accumulated amortization recorded, $0 and $0, and $130,193 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2006, 2005 and 2004 respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $210,084 were incurred during each of the years ended March 31, 2006, 2005 and 2004; of which $23,440, $18,750, and $29,500 were paid during the years ended March 31, 2006, 2005 and 2004, respectively.

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partners or its affiliates on behalf of the Partnership. Operating expense reimbursements was approximately $28,100, $24,400, and $25,000 during the years ended March 31, 2006, 2005, and 2004, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for the three year period ended March 31, 2006.

     An affiliate of the General Partner provides management services for two of the properties in the Local Limited Partnerships. Management fees were earned by the affiliate in the amount of $27,011, $30,161 and $27,198 for the years ended March 31, 2006, 2005 and 2004, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                    March 31,
                                                                         --------------------------------
                                                                              2006              2005
                                                                         --------------    --------------
Expenses paid by the General Partner
  or an affiliate on behalf of the Partnership                         $        11,454   $          6,650
Accrued asset management fees                                                2,373,216          2,186,572
Other amounts due to General Partner or an affiliate                                 -              4,400
                                                                         --------------    --------------
                                                                       $     2,384,670   $      2,197,622
                                                                         ==============    ==============

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2006, 2005 and 2004

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30          September 30        December 31           March 31
                                        ---------------    ----------------    ---------------     ---------------
               2006
               ----
Income                                $          4,000   $          8,000   $             -    $              -

Operating expenses                             (55,000)           (66,000)          (99,000)            (57,000)

Equity in losses of Local Limited
    Partnerships                               (49,000)           (37,000)                -                   -

Net Loss                                      (100,000)           (95,000)          (99,000)            (57,000)

Net Loss available to Limited
    Partners                                   (99,000)           (94,000)          (98,000)            (56,000)

Net Loss per Partnership Unit                       (6)                (5)               (6)                 (3)

               2005
               ----
Income                                $          9,000   $          2,000   $             -    $          1,000

Operating expenses                             (62,000)           (72,000)          (62,000)         (1,118,000)

Equity in losses of Local Limited
    Partnerships                               (88,000)           (95,000)          (92,000)           (111,000)

Net Loss                                      (141,000)          (165,000)         (154,000)         (1,228,000)

Net Loss available to Limited
    Partners                                  (140,000)          (164,000)         (154,000)         (1,215,000)

Net Loss per Partnership Unit                       (8)                (9)               (9)                (69)

NOTE 5 - SUBSEQUENT EVENT
-------------------------

The Partnership has identified the Housing Complexes of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, ("Ukiah") for disposition. Ukiah owns the Ukiah Terrace Apartments (the "Property") located in Ukiah, California. Consistent with the investment objectives of the Partnership, the Property qualified for Federal low income housing tax credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Property. The 15-year Federal compliance period has also expired as of December 31, 2006, so there would be no credit recapture upon a transfer of the Property.

On June 6 and 14, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Property. Definitive materials have not been filed with the SEC or disseminated to the Partnership's Limited Partners.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a) As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

NONE

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the directors of Associates, and for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.         Chairman
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Michael J. Gaber               Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth        Vice President - Asset Management
Gregory S. Hand                Vice President - Acquisitions
Melanie R. Wenk                Vice President - Portfolio Management

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 76, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S.

House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
                                   ---------------------------    --------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay
Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 55, is an Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 41, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 61, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 52, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 56, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 43, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 39, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Kay L. Cooper, age 70, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Two local limited partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates. The original unaffiliated local general partner of the other was removed and replaced with a general partner wholly-owned by two of the executive officers of WNC identified above.


(g)   Promoters and Control Persons
      -----------------------------
      Inapplicable.

(h)   Audit  Committee  Financial  Expert,  and  (i) Identification of the Audit
      --------------------------------------------------------------------------
      Committee
      ---------
      Neither the Partnership, the General Partner, nor Associates have an audit committee.

(j)   Changes to Nominating Procedures
      --------------------------------
      Inapplicable.

(k)   Compliance With Section 16(a) of the Exchange Act
      -------------------------------------------------
      None.

(l)  Code of Ethics
     ----------------
     Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $210,084 were incurred during each of the years ended March 31, 2006, 2005 and 2004. The Partnership paid the General Partner or its affiliates, $23,440, $18,750 and $29,500 of those fees during the years then ended, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been incurred.

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately, $28,100, $24,400 and $25,600 during the years ended March 31, 2006, 2005 and 2004, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Tax Housing Credits, which approximated $2,000, $6,000 and $11,000 for the General Partners for the tax years ended December 31, 2005, 2004 and 2003, respectively. The General Partners is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2006, 2005 and 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      Securities Authorized for Issuance Under Equity Compensation Plans
         ------------------------------------------------------------------
         The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)      Security Ownership of Certain Beneficial Owners
         -----------------------------------------------
         No   person  is  known  to own  beneficially  in  excess  of 5% of  the outstanding Partnership Units.

(c)      Security Ownership of Management
         --------------------------------
         Neither the   General Partner,  Associates, its affiliates,  nor any of
         the officers   or directors of the General Partner,  Associates, or its
         affiliates own directly or beneficially any Partnership Units.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership principal independent registered public accounting firm for the years ended March 31:

                                             2006                2005
                                        ---------------     ---------------
Audit Fees                            $         22,972    $         17,525
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               3,000
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         25,972    $         20,525
                                        ===============     ===============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, as of March 31, 2006 and 2005
         Statements of Operations for the years ended March 31, 2006, 2005 and 2004
         Statements of Partners' Equity (Deficit) for the years ended March 31, 2006, 2005 and 2004
         Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004
         Notes to Financial Statements

(a)(2)   List of  Financial statement schedules included in Part IV hereof:
         ------------------------------------------------------------------
         Schedule III - Real Estate Owned by Local Limited Partnerships

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

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                             -----------------------------------------   -------------------------------------------
                                                         As of March 31, 2006                       As of December 31, 2005
                                             -----------------------------------------   -------------------------------------------
                                                                               Mortgage
                                                                             Balances of
                                            Total Investment in  Amount of      Local                                          Net
Local Limited                                   Local Limited  Investment Paid  Limited           Buildings and  Accumulated   Book
Partnership Name             Location           Partnerships      to Date      Partnership  Land   Improvements  Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street Investors    Stockton, California   $1,656,000    $1,656,000  $3,894,000  $80,000  $5,484,000 $2,673,000  $2,891,000

ADI Development Partners     Delhi, California         699,000       699,000   1,173,000  108,000   1,893,000    671,000   1,330,000

Bayless Garden Apartments    Red Bluff,
Investors                    California              1,110,000     1,110,000   1,226,000   95,000   2,509,000  1,314,000   1,290,000

Blackberry Oaks, Ltd         Lodi, California          463,000       463,000   1,875,000  225,000   2,255,000    780,000   1,700,000

Jacob's Square               Exeter, California      1,324,000     1,324,000   1,538,000  304,000   2,627,000  1,178,000   1,753,000

Mecca Apartments II          Mecca, California       2,200,000     2,200,000   2,470,000  259,000   4,102,000  1,201,000   3,160,000

Nevada Meadows               Grass Valley,
                             California                459,000       459,000   1,877,000  298,000   2,301,000    717,000   1,882,000

Northwest Tulare             Ivanhoe, California     1,226,000     1,226,000   1,706,000  225,000   2,803,000  1,462,000   1,566,000
Associates

Orland Associates            Orland, California        432,000       432,000   1,678,000  216,000   2,074,000    756,000   1,534,000

Pine Gate Limited            Ahoskie, California       272,000       272,000   1,413,000   75,000   1,959,000    560,000   1,474,000
Partnership

WNC California Housing Tax Credit II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                       ---------------------------------------------- ----------------------------------------------
                                               As of March 31, 2006                             As of December 31, 2005
                                       ---------------------------------------------- ----------------------------------------------
                                                                             Mortgage
                                                                            Balances of
                                         Total Investment in    Amount of      Local                                           Net
Local Limited                                  Local         Investment Paid  Limited            Buildings and   Accumulated   Book
Partnership Name          Location      Limited Partnerships    to Date     Partnership  Land    Improvements    Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch Associates   Huron,
                          California       378,000            378,000     1,311,000     75,000    1,709,000     795,000      989,000

Twin Pines Apartments     Groveland,
Associates                California     1,278,000          1,278,000     1,789,000     45,000    3,335,000   1,703,000    1,677,000

Ukiah Terrace             Ukiah,
                          California       349,000            349,000     1,740,000    278,000    2,090,000   1,128,000    1,240,000

Woodlake Garden           Woodlake,
Apartments                California       548,000            548,000     1,862,000    113,000    2,468,000     911,000    1,670,000

Yucca-Warren Vista        Joshua Tree,
Associates                California       520,000            520,000     2,118,000     69,000    2,518,000     770,000    1,817,000
                                       -----------        -----------   ----------- ----------  ----------- -----------  -----------
                                       $12,914,000        $12,914,000   $27,670,000 $2,465,000  $40,127,000 $16,619,000  $25,973,000
                                       ===========        ===========   =========== ==========  =========== ===========  ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                             ---------------------------------------------------------------------------------------
                                                                       For the year ended December 31, 2005
                                             ---------------------------------------------------------------------------------------
                                                                                                                   Estimated Useful
Local Limited Partnership Name                  Rental Income  Net Income (Loss) Year Investment Acquired Status     Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street Investors                        $  490,000    $  (334,000)      1991       Completed                      39

ADI Development Partners                            164,000        (57,000)      1991       Completed                      40

Bayless Garden Apartments Investors                 199,000        (96,000)      1992       Completed                    27.5

Blackberry Oaks, Ltd.                               288,000          2,000       1992       Completed                      40

Jacob's Square                                      208,000       (123,000)      1993       Completed                    27.5

Mecca Apartments II                                 303,000       (132,000)      1993       Completed                      40

Nevada Meadows                                      231,000        (99,000)      1993       Completed                      40

Northwest Tulare Associates                         243,000        (44,000)      1991       Completed                    27.5

Orland Associates                                   269,000        (34,000)      1991       Completed                      40

Pine Gate Limited Partnership                       236,000        (34,000)      1994       Completed                      50

Silver Birch Associates                             175,000        (30,000)      1992       Completed                    27.5

Twin Pines Apartments Associates                    192,000       (186,000)      1991       Completed                    27.5

Ukiah Terrace                                       210,000        (53,000)      1991       Completed                    27.5

Woodlake Garden Apartments                          355,000         16,000       1991       Completed                      40

Yucca-Warren Vista Associates, Ltd.                 312,000        (14,000)      1991       Completed                      50
                                               ------------   -------------
                                               $  3,875,000   $ (1,218,000)
                                               ============   =============

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                                             ---------------------------------------  ------------------------------
                                                                      As of March 31, 2005               As of December 31, 2004
                                                             ---------------------------------------  ------------------------------
                                                                              Mortgage
                                       Total Investment in   Amount of      Balances of
Local Limited                             Local Limited    Investment Paid Local Limited        Buildings and Accumulated   Net Book
Partnership Name      Location            Partnerships        to Date       Partnership   Land   Improvements Depreciation    Value
-----------------------------------------------------------------------------------------------------------------------------------
601 Main Street      Stockton, California
Investors                                 $ 1,656,000     $ 1,656,000      $3,914,000    $80,000 $5,484,000   $2,479,000  $3,085,000

ADI Development      Delhi, California        699,000         699,000       1,183,000    108,000  1,821,000      621,000   1,308,000
Partners

Bayless Garden       Red Bluff,
Apartments Investors California             1,110,000       1,110,000       1,238,000     95,000  2,501,000    1,223,000   1,373,000

Blackberry Oaks,     Lodi, California         463,000         463,000       1,885,000    225,000  2,255,000      716,000   1,764,000
Ltd

Jacob's Square       Exeter, California     1,324,000       1,324,000       1,551,000    304,000  2,600,000    1,077,000   1,827,000

Mecca Apartments II  Mecca, California      2,200,000       2,200,000       3,147,000    259,000  4,102,000    1,102,000   3,259,000

Nevada Meadows       Grass Valley,
                     California               459,000         459,000       1,888,000    298,000  2,301,000      660,000   1,939,000

Northwest Tulare     Ivanhoe, California    1,226,000       1,226,000       1,722,000    225,000  2,789,000    1,358,000   1,656,000
Associates

Orland Associates    Orland, California       432,000         432,000       1,685,000    216,000  2,074,000      701,000   1,589,000

Pine Gate Limited    Ahoskie, California      272,000         272,000       1,421,000     75,000  1,886,000      519,000   1,442,000
Partnership

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                                        --------------------------------------------   -----------------------------
                                                                   As of March 31, 2006                   As of December 31, 2005
                                                        --------------------------------------------   -----------------------------
                                                                Amount of  Mortgage
                                            TotalInvestment in Investment Balances of
Local Limited                                   Local Limited     Paid    Local Limited         Buildings and  Accumulated  Net Book
Partnership Name             Location            Partnerships    to Date   Partnership    Land   Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch Associates        Huron,
                               California        378,000      378,000    1,317,000     75,000     1,699,000     731,000    1,043,000

Twin Pines Apartments          Groveland,
Associates                     California      1,278,000    1,278,000    1,788,000     45,000     3,336,000   1,579,000    1,802,000

Ukiah Terrace(1)               Ukiah,
                               California        349,000      349,000    1,747,000    278,000     2,076,000   1,050,000    1,304,000

Woodlake Garden Apartments     Woodlake,
                               California        548,000      548,000    1,876,000    113,000     2,470,000     841,000    1,742,000

Yucca-Warren Vista Associates  Joshua Tree,
                               California        520,000      520,000    2,127,000     69,000     2,500,000     720,000    1,849,000
                                             -----------  -----------  ----------- ----------   ----------- -----------  -----------
                                             $12,914,000  $12,914,000  $28,489,000 $2,465,000   $39,894,000 $15,377,000  $26,982,000
                                             ===========  ===========  =========== ==========   =========== ===========  ===========

(1) Identified on June 6, 2007 for disposition.

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                             ---------------------------------------------------------------------------------------
                                                                       For the year ended December 31, 2004
                                             ---------------------------------------------------------------------------------------
                                                                                                                 Estimated Useful
Local Limited Partnership Name                Rental Income  Net Income (Loss)       Year Investment Acquired  Status Life (Years)
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
                                                  ===========     =============

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                           ---------------------------------------------- ------------------------------------------
                                                         As of March 31, 2004                       As of December 31, 2003
                                           ---------------------------------------------- ------------------------------------------
                                             Total Investment  Amount of      Mortgage Balances                              Net
Local Limited                               in Local Limited Investment Paid of Local Limited  Property and  Accumulated     Book
Partnership Name             Location         Partnerships       to Date       Partnerships    Improvements  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street Investors     Stockton,
                              California       $ 1,656,000     $ 1,656,000    $  3,933,000     $  5,564,000  $ 2,283,000 $ 3,281,000

ADI Development Partners      Delhi,
                              California           699,000         699,000       1,191,000        1,918,000      574,000   1,344,000

Bayless Garden Apartments     Red Bluff,
Investors                     California         1,110,000       1,110,000       1,249,000        2,594,000    1,131,000   1,463,000

Blackberry Oaks, Ltd          Lodi,
                              California           463,000         463,000       1,895,000        2,481,000      650,000   1,831,000

Jacob's Square                Exeter,
                              California         1,324,000       1,324,000       1,559,000        2,897,000      982,000   1,915,000

Mecca Apartments II           Mecca,
                              California         2,200,000       2,200,000       2,489,000        4,361,000    1,003,000   3,358,000

Nevada Meadows                Grass Valley,
                              California           459,000         459,000       1,898,000        2,599,000      602,000   1,997,000

Northwest Tulare              Ivanhoe,
Associates                    California         1,226,000       1,226,000       1,735,000        2,996,000    1,255,000   1,741,000

Orland Associates             Orland,
                              California           432,000         432,000       1,692,000        2,291,000      644,000   1,647,000

Pine Gate Limited             Ahoskie,
Partnership                   California           272,000         272,000       1,428,000        1,962,000      467,000   1,495,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                               ---------------------------------------------- --------------------------------------
                                                            As of March 31, 2004                      As of December 31, 2003
                                               ---------------------------------------------- --------------------------------------
                                                 Total Investment     Amount of   Mortgage Balances                              Net
 Local Limited                                   in Local Limited Investment Paid of Local Limited Property and  Accumulated    Book
Partnership Name                 Location          Partnerships       to Date       Partnerships   Improvements  Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch Associates           Huron,
                                  California          378,000        378,000       1,323,000     1,761,000      667,000    1,094,000

Twin Pines Apartments Associates  Groveland,
                                  California        1,278,000      1,278,000       1,789,000     3,380,000    1,450,000    1,930,000

Ukiah Terrace                     Ukiah,
                                  California          349,000        349,000       1,754,000     2,342,000      972,000    1,370,000

Woodlake Garden Apartments        Woodlake,
                                  California          548,000        548,000       1,888,000     2,494,000      773,000    1,721,000

Yucca-Warren Vista Associates     Joshua Tree,
                                  California          520,000        520,000       2,135,000     2,569,000      670,000    1,899,000
                                                  -----------    -----------     -----------   -----------   ----------- -----------
                                                  $12,914,000    $12,914,000     $27,958,000   $42,209,000  $14,123,000  $28,086,000
                                                  ===========    ===========     ===========   ===========   =========== ===========

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                       ---------------------------------------------------------------------------------------------
                                                                  For the year ended December 31, 2003
                                       ---------------------------------------------------------------------------------------------
                                                                                                                    Estimated Useful
Local Limited Partnership Name                 Rental Income    Net Income (Loss) Year Investment Acquired  Status    Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
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

Date:    June 25, 2007


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

Date:    June 25, 2007



By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (Chief financial officer and principal accounting officer)

Date:    June 25, 2007



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:    June 25, 2007




By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Executive Vice-President and Director of WNC & Associates, Inc.

Date:    June 25, 2007