Form 10-Q
period 2006-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2007-07-09
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from          to
                                           ----------  ----------

                         Commission file number: 0-20056


                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
             (Exact name of registrant as specified in its charter)

                 California                          33-0433017
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

Yes         No     X
   ---------  -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes         No     X
   ---------  -----------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, ir a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Chec one):


Large accelerated file        Accelerated filer      Non-accelerated filer   X
                      --------                -------                     ------

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No    X
  ---------  ----------

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                  As of June 30, 2006 and March 31, 2006.......................2

         Statements of Operations
                  For the Three Months Ended June 30, 2006 and 2005............3

         Statement of Partners' Deficit
                  For the Three Months Ended June 30, 2006.....................4

         Statements of Cash Flows
                  For the Three Months Ended June 30, 2006 and 2005............5

         Notes to Financial Statements.........................................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...14

         Item 4. Controls and Procedures......................................14

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..15

         Item 3. Defaults Upon Senior Securities..............................15

         Item 4. Submission of Matters to a Vote of Security Holders..........15

         Item 5. Other Information............................................15

         Item 6. Exhibits.....................................................15

         Signatures...........................................................16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                       June 30, 2006              March 31, 2006
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               101,879      $            106,445
Investments in Local Limited Partnerships, net (Note 2)                                -                         -
                                                                   -----------------------      --------------------
   Total Assets                                                  $               101,879      $            106,445
                                                                   =======================      ====================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             2,432,995      $          2,384,670
                                                                   -----------------------      --------------------
Partners' deficit:
   General Partner                                                              (188,572)                 (188,043)
   Limited Partners (20,000 Partnership Units authorized;
      17,726 Partnership Units issued and outstanding)                        (2,142,544)               (2,090,182)
                                                                   -----------------------      --------------------
Total partners' deficit                                                       (2,331,116)               (2,278,225)
                                                                   -----------------------      --------------------
    Total Liabilities and Partners' Deficit                      $               101,879      $            106,445
                                                                   =======================      ====================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                       2006                                2005
                                                  Three Months                        Three Months
                                          ------------------------------       ----------------------------
    Interest income                     $                          122         $                      218
    Reporting fee income                                             -                              3,700
                                          ------------------------------       ----------------------------
      Total operating income                                       122                              3,918

    Operating expenses:
     Asset management fees (Note 3)                             52,521                             52,521
     Legal and accounting                                          234                                500
     Other                                                         258                              1,727
                                          ------------------------------       ----------------------------
       Total operating expenses                                 53,013                             54,748
                                          ------------------------------       ----------------------------
    Loss from operations                                       (52,891)                           (50,830)

    Equity in losses of Local
     Limited Partnerships (Note 2)                                   -                            (48,832)
                                          ------------------------------       ----------------------------
    Net loss                            $                      (52,891)        $                  (99,662)
                                          ==============================       ============================
    Net loss allocated to:
      General Partner                   $                         (529)        $                     (997)
                                          ==============================       ============================
      Limited Partners                  $                      (52,362)        $                  (98,665)
                                          ==============================       ============================
    Net loss per Partnership Unit       $                           (3)        $                       (6)
                                          ==============================       ============================
    Outstanding weighted Partnership
    Units                                                       17,726                             17,726
                                          ==============================       ============================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2006

                                                         General               Limited
                                                         Partner               Partners                  Total
                                                     -----------------     ------------------       ----------------
Partners' deficit at March 31, 2006                $        (188,043)     $      (2,090,182)      $     (2,278,225)

Net loss (unaudited)                                            (529)               (52,362)               (52,891)
                                                     -----------------     ------------------       ----------------
Partners' deficit at June 30, 2006 (unaudited)     $        (188,572)     $      (2,142,544)      $     (2,331,116)
                                                     =================     ==================       ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                                                 2006                    2005
                                                                           -----------------        ----------------
Cash flows from operating activities:
  Net loss                                                               $         (52,891)       $         (99,662)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of Local Limited Partnerships                                   -                   48,832
        Change in accrued fees and expense due to
           General Partner and affiliates                                           48,325                   34,322
                                                                           -----------------        ----------------
             Net cash used in operating activities                                  (4,566)                 (16,508)
                                                                           -----------------        ----------------
Net decrease in  cash and cash equivalents                                          (4,566)                 (16,508)

Cash and cash equivalents, beginning of period                                     106,445                  183,262
                                                                           -----------------        ----------------
Cash and cash equivalents, end of period                                 $         101,879        $         166,754
                                                                           =================        ================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                            $               -        $               -
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization
------------

WNC California Housing Tax Credits II, L.P., a California Limited Partnership (the "Partnership"), was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests or membership interests in other local limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes (the "Housing Complex") that are eligible for Federal Low Income Housing Tax Credits ("Low Income Housing Tax Credits").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of their own.

The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the partnership agreement or law.

The Partnership Agreement authorized the sale of up to 20,000 of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in January 1993 at which time 17,726 Partnership Units, representing subscriptions in the amount of $17,726,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

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

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2008.

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

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership, Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. While liquidation of the Housing complexes that have met their compliance period contibue to be evaluated, the dissolution of the Partnership was not immient as of June 30, 2006 and therefore the Partnership continues to be accounted for as a going concern.

As of June 30, 2006, no Housing Complexes had been selected for disposition. As of June 30, 2006 none of the Local Limited Partnerships had completed the 15-year compliance period. Subsequent to the period ended June 30, 2006 the Partnership identified one Local Limited Partnership, Ukiah Terrace, a California limited partnership, for disposition. Ukiah Terrace has completed its 15-year compliance period as of December 31, 2006. Preliminary consent solicitation materials were filed with the SEC on June 6 and 14, 2007.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

"Equity in losses of Local Limited Partnerships" for each period ended June 30, 2006 and 2005 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2006 and March 31, 2006, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2006, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 786 apartment units. The respective

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Three                    For the Year
                                                                     Months Ended                         Ended
                                                                     June 30, 2006                   March 31, 2006
                                                                ------------------------            ------------------
         Investments per balance sheet,
           Beginning of period                                $                      -            $            86,215
         Distributions received from Local Limited
         Partnership                                                                 -                              -
         Equity in losses of Local Limited Partnerships                              -                        (86,213)
         Impairment loss                                                             -                              -
         Amortization of capitalized
          acquisition fees and costs                                                 -                             (2)
         Investments per balance sheet,                         ------------------------            ------------------
          End of period                                       $                      -            $                 -
                                                                ========================            ==================

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                         2006                             2005
                                                                  --------------------              ------------------
         Revenues                                               $          1,012,000              $          992,000
                                                                  --------------------              ------------------
         Expenses:
           Operating expenses                                                780,000                         767,000
           Interest expense                                                  210,000                         218,000
           Depreciation and amortization                                     326,000                         321,000
                                                                  --------------------              ------------------
             Total expenses                                                1,316,000                       1,306,000
                                                                  --------------------              ------------------
         Net loss                                               $           (304,000)             $         (314,000)
                                                                  ====================              ==================
         Net loss allocable to the Partnership                  $           (271,000)             $         (304,000)
                                                                  ====================              ==================
         Net loss recorded by the Partnership                   $                  -              $          (49,000)
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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $52,521 were incurred during each of the three months ended June 30, 2006 and 2005. The Partnership paid the General Partner or its affiliates $4,688 and $9,376 of those fees during the three months ended June 30, 2006 and 2005, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned for the periods presemted.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $0 and $2,200 during the three months ended June 30, 2006 and 2005, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                      June 30, 2006                March 31, 2006
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                11,946     $                  11,454
       Accrued asset management fees                                          2,421,049                     2,373,216
                                                                   ---------------------       -----------------------
       Total                                                    $             2,432,995     $               2,384,670
                                                                   =====================       =======================

NOTE 4 - SUBSEQUENT EVENT
-------------------------

The Partnership has identified one Local Limited Partnership, Ukiah Terrace, a California limited partnership, ("Ukiah") for disposition. Ukiah owns the Ukiah Terrace Apartments (the "Property") located in Ukiah, California. Consistent with the investment objectives of the Partnership, the Property qualified for Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Property. The 15-year Federal compliance period has also expired as of December 31, 2006, so there would be no Low Income Housing Tax Credits recapture upon a transfer of the Property.

The Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Property on June 6 and 14, 2007. Definitive materials have not been filed with the SEC or disseminated to the Partnership's Limited Partners.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2006 consisted primarily of $102,000 in cash. Liabilities at June 30, 2006 consisted primarily of $2,433,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The Partnership's net loss for the three months ended June 30, 2006 was $(53,000), reflecting a decrease of $47,000 from the net loss of $(100,000) for the three months ended June 30, 2005. The decrease in net loss is primarily due to a $49,000 decrease in equity in losses of Local Limited Partnerships from $(49,000) during the three months ended June 30, 2005 to $0 for the three months ended June 30, 2006. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The decrease in equity in losses of limited partnerships was offset by a $(2,000) increase in loss from operations from $(51,000) for the three months ended June 30, 2005 to approximately
$(53,000) for the three months ended June 30, 2006, due to a decrease of $(4,000) in distribution income, offset by a $2,000 decrease in other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Liquidity and Capital Resources

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. Net cash used during the three months ended June 30, 2006 was $(5,000) compared to net cash used during the three months ended June 30, 2005 of $(17,000). The decrease of $12,000 in net cash used is primarily due to a decrease of $12,000 in net cash used in operating activities due to a $14,000 change in accrued fees and expenses due to the General Partner and affiliates.

During the three months ended June 30, 2006, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $48,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2008.

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

     Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Date:  July 9, 2007




By: /s/ Thomas J. Riha
    ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 9, 2007

                                       16
<