Form 10-Q
period 2006-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2007-07-09
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from            to
                                           ------------  ------------

                         Commission file number: 0-20056


                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
             (Exact name of registrant as specified in its charter)

                  California                        33-0433017
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

Yes           No      X
   -----------  -------------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
   -----------  -------------

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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Balance Sheets
                As of September 30, 2006 and March 31, 2006....................2

        Statements of Operations
                For the Three and Six Months Ended September 30, 2006 and 2005.3

        Statement of Partners' Deficit
                For the Six Months Ended September 30, 2006....................4

        Statements of Cash Flows
                For the Six Months Ended September 30, 2006 and 2005...........5

        Notes to Financial Statements..........................................6

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................13

        Item 3. Quantitative and Qualitative Disclosures About Market Risk....14

        Item 4. Controls and Procedures.......................................14

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.............................................15


        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...15

        Item 3. Defaults Upon Senior Securities...............................15

        Item 4. Submission of Matters to a Vote of Security Holders...........15

        Item 5. Other Information.............................................15

        Item 6. Exhibits      ................................................15

        Signatures............................................................16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     September 30, 2006           March 31, 2006
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               102,034      $            106,445
Investments in Local Limited Partnerships, net (Note 2)                                -                         -
                                                                   -----------------------      --------------------
      Total Assets                                               $               102,034      $            106,445
                                                                   =======================      ====================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             2,485,724      $          2,384,670
                                                                   -----------------------      --------------------
Partners' deficit:
   General partner                                                              (189,098)                 (188,043)
   Limited partners (20,000 Partnership Units authorized;
      17,726 Partnership Units issued and outstanding)                        (2,194,592)               (2,090,182)
                                                                   -----------------------      --------------------
Total partners' deficit                                                       (2,383,690)               (2,278,225)
                                                                   -----------------------      --------------------
    Total Liabilities and Partners' Deficit                      $               102,034      $            106,445
                                                                   =======================      ====================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                         2006                                     2005
                                          ------------------------------------     ------------------------------------
                                            Three Months         Six Months          Three Months         Six Months
                                          -----------------    ---------------     ---------------    -----------------
    Interest income                     $              109   $            231     $           210   $              428
    Distribution income                              7,784              7,784               8,020                8,020
    Reporting fee                                    8,896              8,896                   -                3,700
                                          -----------------    ---------------     ---------------    -----------------
      Total operating income                        16,789             16,911               8,230               12,148
                                          -----------------    ---------------     ---------------    -----------------
    Operating expenses:
      Asset management fees (Note 3)                52,521            105,042              52,521              105,042
      Legal and accounting                          15,000             15,234              12,769               13,269
      Other                                          1,842              2,100                 355                2,082
                                          -----------------    ---------------     ---------------    -----------------
        Total operating expenses                    69,363            122,376              65,645              120,393
                                          -----------------    ---------------     ---------------    -----------------
    Loss from operations                           (52,574)          (105,465)            (57,415)            (108,245)

    Equity in losses of Local
      Limited Partnerships (Note 2)                      -                  -             (37,381)             (86,213)
                                          -----------------    ---------------     ---------------    -----------------
    Net loss                            $          (52,574)  $       (105,465)    $       (94,796)  $         (194,458)
                                          =================    ===============     ===============    =================
    Net loss allocated to:
      General Partner                   $             (526)  $         (1,055)    $          (948)  $           (1,945)
                                          =================    ===============     ===============    =================
      Limited Partners                  $          (52,048)  $       (104,410)    $       (93,848)  $         (192,513)
                                          =================    ===============     ===============    =================
    Net loss per Partnership Unit       $               (3)  $             (6)    $            (5)  $              (11)
                                          =================    ===============     ===============    =================
    Outstanding weighted Partnership
    Units                                           17,726             17,726              17,726               17,726
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2006

                                                         General               Limited
                                                         Partner               Partners                  Total
                                                     ----------------      -----------------        ---------------
Partners' deficit at March 31, 2006
                                                   $        (188,043)    $      (2,090,182)       $    (2,278,225)
Net loss (unaudited)
                                                              (1,055)             (104,410)              (105,465)
                                                     -----------------     ------------------       ----------------
Partners' deficit at September 30, 2006
(unaudited)                                        $        (189,098)    $      (2,194,592)       $    (2,383,690)
                                                     =================     ==================       ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                                                 2006                    2005
                                                                           -----------------        ----------------
Cash flows from operating activities:
  Net loss                                                               $        (105,465)       $       (194,458)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of Local Limited Partnerships                                   -                  86,213
        Change in accrued fees and expense due to
          General Partner and affiliates                                           101,054                  92,752
                                                                           -----------------        ----------------
           Net cash used in operating activities                                    (4,411)                (15,493)
                                                                           -----------------        ----------------
Net decrease in  cash and cash equivalents                                          (4,411)                (15,493)

Cash and cash equivalents, beginning of period                                     106,445                 183,262
                                                                           -----------------        ----------------
Cash and cash equivalents, end of period                                 $         102,034        $        167,769
                                                                           =================        ================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                            $               -        $              -
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization
------------

WNC California Housing Tax Credits II, L.P., a California Limited Partnership (the "Partnership"), was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests or membership interests in other local limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes (the "Housing Complex") that are eligible for Federal Low-Income Housing Tax Credits ("Low Income Housing Tax Credits").

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of Housing Complex and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

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

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credits Housing Complexes is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership, Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion.While liquidation of the Housing complexes that have met their compliance period contibue to be evaluated, the dissolution of the Partnership was not immient as of September 30, 2006 and therefore the Partnership continues to be accounted for as a going concern.

As of September 30, 2006, no Housing Complexes had been selected for disposition. As of September 30, 2006 none of the Local Limited Partnerships had completed the 15-year compliance period. Subsequent to the period ended September 30, 2006 the Partnership identified one Local Limited Partnership, Ukiah Terrace, a California limited partnership, for disposition.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

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

"Equity in losses of Local Limited Partnerships" for each period ended September 30, 2006 and 2005 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2006 and March 31, 2006, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2006, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Significant Local Limited Partnership's business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                      For the Six                     For the Year
                                                                     Months Ended                         Ended
                                                                  September 30, 2006                 March 31, 2006
                                                                ------------------------            ------------------
         Investments per balance sheet,
           Beginning of period                                $                       -            $           86,215
         Distributions received from Local Limited
         Partnerships                                                                 -                             -
         Equity in losses of Local Limited Partnerships                               -                       (86,213)
         Impairment loss                                                              -                             -
         Amortization of capitalized
           acquisition fees and costs                                                 -                            (2)
                                                                ------------------------            ------------------
         Investments per balance sheet,
           End of period                                      $                       -            $                -
                                                                ========================            ==================

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                         2006                             2005
                                                                  --------------------              ------------------
         Revenues                                               $          2,025,000              $        1,985,000
                                                                  --------------------              ------------------
         Expenses:
           Operating expenses                                              1,561,000                       1,533,000
           Interest expense                                                  420,000                         436,000
            Depreciation and amortization                                    651,000                         643,000
                                                                  --------------------              ------------------
              Total expenses                                               2,632,000                       2,612,000
                                                                  --------------------              ------------------
         Net loss                                               $           (607,000)             $         (627,000)
                                                                  ====================              ==================
         Net loss allocable to the Partnership                  $           (542,000)             $         (608,000)
                                                                  ====================              ==================
         Net loss recorded by the Partnership                   $                  -              $          (86,000)
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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $105,042 were incurred during each of the six months ended September 30, 2006 and 2005. The Partnership paid the General Partner or its affiliates $9,376 and $14,064 of those fees during the six months ended September 30, 2006 and 2005, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned for the periods presented.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $11,946 and $9,177 during the six months ended September 30, 2006 and 2005, respectively.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                    September 30, 2006             March 31, 2006
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                16,842     $                  11,454
       Other amounts due to General Partner or an affiliates
       Accrued asset management fees                                          2,468,882                     2,373,216
                                                                   ---------------------       -----------------------
       Total                                                    $             2,485,724     $               2,384,670
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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credits Housing Complex market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2006 consisted primarily of $102,000 in cash. Liabilities at September 30, 2006 consisted primarily of $2,486,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005. The Partnership's net loss for the three months ended September 30, 2006 was $(53,000), reflecting a decrease of $42,000 from the net loss of $(95,000) for the three months ended September 30, 2005. The decrease in net loss is primarily due to a $37,000 decrease in equity in losses of Local Limited Partnerships of $37,000 from $(37,000) during the three months ended September 30, 2005 to $0 for the three months ended September 30, 2006. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $ 0 at September 30, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of Local Limited Partnerships there was also a decrease of $5,000 in loss from operations from $(57,000) for the three months ended September 30, 2005 to approximately $(52,000) for the three months ended September 30, 2006. The $5,000 decrease in loss from operations was due to an increase of $9,000 in reporting fee, offset by an increase of $(2,000) in legal and accounting fee and an increase of $(2,000) in other expenses.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005. The Partnership's net loss for the six months ended September 30, 2006 was $(105,000), reflecting a decrease of $89,000 from the net loss of $(194,000) for the six months ended September 30, 2005. The decrease in net loss is primarily

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

due to a $86,000 decrease in equity in losses of Local Limited Partnerships of $(86,000) during the six months ended September 30, 2005 to $0 for the six months ended September 30, 2006. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at September 30, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of Local Limited Partnerships there was also a decrease in loss from operations of $3,000 from $(108,000) for the six months ended September 30, 2005 to $(105,000) for the six months ended September 30, 2006. The decrease in loss from operations is due to the $5,000 increase in reporting fee, offset by a $(2,000) increase in legal and accounting expenses.

Liquidity and Capital Resources

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005. Net cash used during the six months ended September 30, 2006 was $(4,000) compared to net cash used for the six months ended September 30, 2005 of $(15,000). The $11,000 decrease in net cash used is primarily due to a decrease of $11,000 in cash used by operating activities.

During the six months ended September 30, 2006, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $101,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceed

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