Form 10-Q
period 2006-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2007-07-09
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from           to
                                             -----------  -----------

                         Commission file number: 0-20056


                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
             (Exact name of registrant as specified in its charter)

                  California                          33-0433017
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

Yes           No     X
   -----------  -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No     X
   -----------  -----------

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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2006

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Balance Sheets
                As of December 31, 2006 and March 31, 2006.....................2

        Statements of Operations
                For the Three and Nine Months Ended December 31, 2006 and 2005.3

        Statement of Partners' Deficit
                For the Nine Months Ended December 31, 2006....................4

        Statements of Cash Flows
                For the Nine Months Ended December 31, 2006 and 2005...........5

         Notes to Financial Statements.........................................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures Above Market Risk...14

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

         Item 5. Other Information............................................15

         Item 6. ExhibitS.....................................................15

         Signatures...........................................................16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2006            March 31, 2006
                                                                   -----------------------      --------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $                80,584      $            106,445
Investments in Local Limited Partnerships, net (Note 2)                                -                         -
                                                                   -----------------------      --------------------
         Total Assets                                            $                80,584      $            106,445
                                                                   =======================      ====================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $             2,517,029      $          2,384,670
                                                                   -----------------------      --------------------
Partners' deficit:
   General Partner                                                              (189,625)                 (188,043)
   Limited Partners (20,000 Partnership Units authorized;
      17,726 Partnership Units issued and outstanding)                        (2,246,820)               (2,090,182)
                                                                   -----------------------      --------------------
Total partners' deficit                                                       (2,436,445)               (2,278,225)
                                                                   -----------------------      --------------------
          Total Liabilities and Partners' Deficit                $                80,584      $            106,445
                                                                   =======================      ====================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                          2006                                   2005
                                          ------------------------------------     ------------------------------------
                                             Three Months        Nine Months         Three Months        Nine Months
                                          -----------------    ---------------     ---------------    -----------------
    Interest income                     $              113    $           344    $            173   $              600
    Distribution income                              1,500              9,284                   -                8,020
    Reporting fee income                                 -              8,896                   -                3,700
                                          -----------------    ---------------     ---------------    -----------------
      Total operating income                         1,613             18,524                 173               12,320
                                          -----------------    ---------------     ---------------    -----------------
    Operating expenses:
      Amortization (Note 2)                              -                  -                   2                    2
      Asset management fees (Note 3)                52,521            157,563              52,521              157,563
      Legal and accounting                             158             15,392              12,388               25,657
      Bad debt                                           -                  -              33,303               33,303
      Other                                          1,689              3,789                 970                3,052
                                          -----------------    ---------------     ---------------    -----------------
       Total operating expenses                     54,368            176,744              99,184              219,577
                                          -----------------    ---------------     ---------------    -----------------
    Loss from operations                           (52,755)          (158,220)            (99,011)            (207,257)

    Equity in losses of
     Local Limited Partnerships (Note 2)                 -                  -                   -              (86,213)
                                          -----------------    ---------------     ---------------    -----------------
    Net loss                            $          (52,755)   $      (158,220)   $        (99,011)   $        (293,470)
                                          =================    ===============     ===============    =================
    Net loss allocated to:
      General Partner                   $             (527)   $        (1,582)   $           (990)   $          (2,935)
                                          =================    ===============     ===============    =================
      Limited Partners                  $          (52,228)   $      (156,638)   $        (98,021)   $        (290,535)
                                          =================    ===============     ===============    =================
    Net loss per Partnership Unit       $               (3)   $            (9)   $             (6)   $             (16)
                                          =================    ===============     ===============    =================
    Outstanding weighted Partnership
    Units                                           17,726             17,726              17,726               17,726
                                          =================    ===============     ===============    =================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2006

                                                         General               Limited
                                                         Partner               Partners                  Total
                                                    ----------------      ------------------       -----------------
Partners' deficit at March 31, 2006                $        (188,043)    $        (2,090,182)     $      (2,278,225)

Net loss (unaudited)                                          (1,582)               (156,638)              (158,220)
                                                     -----------------     ------------------       ----------------
Partners' deficit at December 31, 2006             $        (189,625)    $        (2,246,820)     $      (2,436,445)
(unaudited)                                          =================     ==================       ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                                                 2006                      2005
                                                                           -----------------        ----------------
Cash flows from operating activities:
  Net loss                                                               $        (158,220)       $        (293,470)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                     -                        2
        Equity in losses of Local Limited Partnerships                                   -                   86,213
        Change in accrued fees and expense due to
          General Partner and affiliates                                           132,359                  135,001
                                                                           -----------------        ----------------
             Net cash used in operating activities                                 (25,861)                 (72,254)
                                                                           -----------------        ----------------
Net decrease in  cash and cash equivalents                                         (25,861)                 (72,254)

Cash and cash equivalents, beginning of period                                     106,445                  183,262
                                                                           -----------------        ----------------
Cash and cash equivalents, end of period                                 $          80,584        $         111,008
                                                                           =================        ================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                            $               -        $               -
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership, Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. While liquidation of the Housing complexes that have met their compliance period contibue to be evaluated, the dissolution of the Partnership was not immient as of December 31, 2006 and therefore the Partnership continues to be accounted for as a going concern.

As of December 31, 2006, no Housing Complexes had been selected for disposition. As of December 31, 2006 three of the Local Limited Partnerships had completed the 15-year compliance period. Subsequent to the period ended December 31, 2006 the Partnership identified one Local Limited Partnership, Ukiah Terrace, a California limited partnership, for disposition. Ukiah Terrace has completed its 15-year compliance period as of December 31, 2006. Preliminary consent solicitation materials were filed with the SEC on June 6 and 14, 2007.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2006 and March 31, 2006, the Partnership had no cash equivalents.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership has acquired Local Limited Partnership interests in fifteen Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 786 apartment units. The respective General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership's business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Limited Partnerships.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                     For the Nine                     For the Year
                                                                     Months Ended                         Ended
                                                                   December 31, 2006                 March 31, 2006
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
                                                                ========================            ==================

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                         2006                             2005
                                                                  --------------------              ------------------
         Revenues                                               $          3,037,000              $        2,977,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                              2,341,000                       2,299,000
           Interest expense                                                  630,000                         655,000
            Depreciation and amortization                                    977,000                         964,000

                                                                  --------------------              ------------------
              Total expenses                                               3,948,000                       3,918,000
                                                                  --------------------              ------------------

         Net loss                                               $           (911,000)             $         (941,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                  $           (813,000)             $         (911,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                   $                  -              $          (86,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $157,563 were incurred during each of the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partner or its affiliates $14,376 and $ 18,752 of those fees during the nine months ended December 31, 2006 and 2005, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $30,009 and $28,119 during the nine months ended December 31, 2006 and 2005, respectively.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                    December 31, 2006              March 31, 2006
                                                                   ---------------------       -----------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                      $                   626     $                  11,454
       Other amounts due to General Partner or an affiliate
       Accrued asset management fees                                          2,516,403                     2,373,216
                                                                   ---------------------       -----------------------
       Total                                                    $             2,517,029     $               2,384,670
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2006 consisted primarily of $81,000 in cash. Liabilities at December 31, 2006 consisted primarily of $2,517,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005. The Partnership's net loss for the three months ended December 31, 2006 was $(53,000), reflecting a decrease of $46,000 from the net loss of $(99,000) for the three months ended December 31, 2005. The decrease of $46,000 in net loss is primarily due to a decrease in loss from operations which is due to a $33,000 decrease in bad debt expense, a $12,000 decrease in legal and accounting expenses, along with a $1,000 increase in distribution income.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. The Partnership's net loss for the nine months ended December 31, 2006 was $(158,000), reflecting a decrease of $135,000 from the net loss of $(293,000) for the nine months ended December 31, 2005. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships of $86,000 for the nine months ended December 31, 2006, to $0 for nine months ended December 31, 2005. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of Local Limited Partnerships, there was a decrease of $49,000 in loss from operations which is primarily due to a decrease of $33,000 in bad debt expense, a decrease of $10,000 in legal and accounting expenses, an increase of $5,000 in reporting fee and an increase of $1,000 in distribution income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. Net cash used during the nine months ended December 31, 2006 was $(26,000) compared to net cash used for the nine months ended December 31, 2005 of $(72,000). The $46,000 decrease in net cash used is primarily due to a decrease of $46,000 in cash used by operating activities.

During the nine months ended December 31, 2006, accrued fees, which consisted primarily of asset management fees due to the General Partner, increased by $132,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures Above Market Risk

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Euity Securities and Use of Proceeds

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