Form 10-K
period 2007-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2007-07-19
CIK 869660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ----------  -----------

                         Commission file number: 0-20056

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
             (Exact name of registrant as specified in its charter)

                 California                         33-0433017
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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No      X
   ---------------  ----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer    Accelerated filer    Non-accelerated filer  X
                             ----                 ----                     -----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No   X
   ------  ------

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on January 22, 1991, the Partnership commenced a public offering of 20,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering on January 21, 1993, a total of 17,726 Partnership Units representing $17,726,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners."

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

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

The Partnership invested in fifteen Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2007. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit and twelve of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continue to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007 and therefore the Partnership continues to be accounted for as a going concern.

As of March 31, 2007, no Housing Complexes had been selected for disposition. As of March 31, 2007 three of the Local Limited Partnerships had completed the 15-year compliance period. Subsequent to year-end the Partnership identified the Housing Complex of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, for disposition. Ukiah owns the Ukiah Terrace Apartments (the "Ukiah Property") located in Ukiah, California. Consistent with the investment objectives of the Partnership, the Ukiah Property qualified for Federal low income housing tax credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Ukiah Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Ukiah Property.

On June 7, June 14 and July 9, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Ukiah Property. Definitive materials have not been filed with the SEC or disseminated to the Partnership's Limited Partners.

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

Not applicable.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates or for the periods indicated:

                                                        ----------------------------------------- ----------------------------------
                                                                     As of March 31, 2007              As of December 31, 2006
                                                        ----------------------------------------- ----------------------------------
                                                        Partnership's
                                                            Total                                      Estimated
                                                         Investment in                                Aggregate Low      Mortgage
                                                            Local       Amount of                    Income Housing    Balances of
Local Limited                              General         Limited      Investment Number of           Tax Credits    Local Limited
Partnership Name      Location           Partner Name    Partnerships Paid to Date   Units  Occupancy      (1)         Partnership
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street       Stockton, California  Daniels C. Louge $1,656,000  $1,656,000   165      94%     $4,080,000         $3,873,000
Investors

ADI Development       Delhi, California     Anthony Donovan     699,000     699,000    31      94%      1,757,000          1,163,000
Partners

Bayless Garden        Red Bluff, California Douglas W. Young  1,110,000   1,110,000    46     100%      2,741,000          1,214,000
Apartments
Investors

Blackberry Oaks,      Lodi, California      Bonita Homes        463,000     463,000    42     100%      1,063,000          1,864,000
Ltd                                         Incorporated

Jacob's Square        Exeter, California    Philip R. Hammond,1,324,000   1,324,000    45     100%      2,933,000          1,525,000
                                            Jr. and Diane M.
                                            Hammond

Mecca Apartments      Mecca, California     Sam Jack, Jr.     2,200,000   2,200,000    60      67%      5,183,000          2,459,000
II                                          and Sam Jack and
                                            Associates

Nevada Meadows        Grass Valley,         Thomas G. Larson,   459,000     459,000    34     100%      1,030,000          1,865,000
                      California            William H. Larson
                                            and Raymond L.
                                            Tetzlaff

Northwest Tulare      Ivanhoe, California   Philip R. Hammond,1,226,000   1,226,000    54      89%      2,950,000          2,266,000
Associates                                  Jr. and Diane M.
                                            Hammond

Orland Associates     Orland, California    Richard E. Huffman  432,000     432,000    40     100%        972,000          1,670,000
                                            and Robert A. Ginno

                                                        ----------------------------------------- ----------------------------------
                                                                     As of March 31, 2007              As of December 31, 2006
                                                        ----------------------------------------- ----------------------------------
                                                        Partnership's
                                                            Total                                      Estimated
                                                         Investment in                                Aggregate Low      Mortgage
                                                            Local       Amount of                    Income Housing    Balances of
Local Limited                              General         Limited      Investment Number of           Tax Credits    Local Limited
Partnership Name      Location           Partner Name    Partnerships Paid to Date   Units  Occupancy      (1)         Partnership
------------------------------------------------------------------------------------------------------------------------------------
Pine Gate Limited   Ahoskie,         Regency Investment
Partnership         California       Associates, Inc., Boyd
                                     Management, Inc. and
                                     Gordon L. Blackwell    272,000     272,000      56       100%        611,000          1,405,000

Silver Birch        Huron,           Philip R. Hammond, Jr.
Associates          California       and Diane M. Hammond   378,000     378,000      35       100%      1,131,000          1,304,000

Twin Pines          Groveland,       Donald S. Kavanagh
Apartments          California       and John N. Brezzo   1,278,000   1,278,000      39        95%      3,055,000          1,789,000
Associates

Ukiah Terrace (2)   Ukiah,           Thomas G. Larson,
                    California       William H. Larson
                                     and Raymond L.         349,000     349,000      41       100%        825,000          1,733,000
                                     Tetzlaff

Woodlake Garden     Woodlake,        David J. Michael and
Apartments          California       Pamela J. Michael      548,000     548,000      48        94%      1,374,000          1,846,000

Yucca-Warren        Joshua Tree,     WNC & Associates, Inc. 520,000     520,000      50        94%      1,251,000          2,108,000
Vista Associates    California                          -----------  ----------     ---       ----    -----------       ------------
                                                        $12,914,000 $12,914,000     786        94%    $30,956,000        $28,084,000
                                                        ============ ==========     ===        ===    ===========       ============

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

(2) Identified on June 7, 2007 for disposition.

                                                            ------------------------------------------------------------------------
                                                                                   For the year ended December 31, 2006
                                                            ------------------------------------------------------------------------
                                                                                                                 Low Income Housing
                                                                                                                    Tax Credits
                         Local Limited                                                                              Allocated to
                        Partnership Name                               Rental Income          Net Income (Loss)     Partnership
 -----------------------------------------------------------------------------------------------------------------------------------
601 Main Street Investors                                                $510,000                 $(316,000)            99%

ADI Development Partners                                                  180,000                   (62,000)            90%

Bayless Garden Apartments Investors                                       198,000                   (96,000)            99%

Blackberry Oaks, Ltd                                                      287,000                   (21,000)            99%

Jacob's Square                                                            245,000                   (98,000)            99%

Mecca Apartments II                                                       268,000                  (186,000)            99%

Nevada Meadows                                                            230,000                   (50,000)            99%

Northwest Tulare Associates                                               248,000                   (98,000)            99%

Orland Associates                                                         272,000                    (6,000)            99%

Pine Gate Limited Partnership                                             243,000                   (21,000)            99%

Silver Birch Associates                                                   177,000                   (46,000)            99%

Twin Pines Apartments Associates                                          194,000                  (146,000)            99%

Ukiah Terrace                                                             210,000                   (71,000)            99%

Woodlake Garden Apartments                                                322,000                    18,000             95%

Yucca-Warren Vista Associates, Ltd                                        309,000                   (16,000)            99%
                                                            ----------------------------       -------------
                                                                       $3,893,000               $(1,215,000)
                                                            ============================       =============

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

(b) At March 31, 2007, there were 1,198 Limited Partners and 16 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2007.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity  Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                              March 31,
                                       ----------------------------------------------------------------------------------------
                                           2007             2006              2005               2004               2003
                                       --------------   --------------    --------------   -----------------   ----------------
ASSETS
Cash and cash equivalents              $       80,667   $     106,445    $       183,262  $          206,876  $          220,039
Investments in Local Limited
  Partnerships, net                                -                -             86,215           1,546,722           2,675,025
Due from affiliates                                -                -                  -               3,646               3,646
                                       --------------   --------------    --------------   -----------------   -----------------
                                       $      80,667    $     106,445    $       269,477  $        1,757,244  $        2,898,710
                                       ==============   ==============    ==============   =================   =================
LIABILITIES
Accrued fees and expenses due to
  General Partner and affiliates       $   2,572,708    $   2,384,670    $     2,197,622  $        1,997,095  $       1,816,544

PARTNERS' EQUITY (DEFICIT)                (2,492,041)      (2,278,225)        (1,928,145)           (239,851)         1,082,166
                                       --------------   --------------    --------------   -----------------   ----------------
                                       $      80,667    $     106,445    $       269,477  $        1,757,244  $       2,898,710
                                       ==============   ==============    ==============   =================   ================

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                      For the Years Ended
                                                                           March 31,
                                  -------------------------------------------------------------------------------------
                                       2007             2006              2005              2004              2003
                                  ---------------   --------------  ---------------   ----------------  ---------------
Loss from operations
(Note 1)                         $      (213,816)  $     (263,867)   $   (1,302,119)   $      (991,037) $      (289,638)
Equity in losses of Local
  Limited Partnerships                         -          (86,213)         (386,175)          (330,980)        (752,095)
                                  ---------------   --------------    --------------    ---------------    -------------
Net loss                         $      (213,816)  $     (350,080)   $   (1,688,294)   $    (1,322,017) $    (1,041,733)
                                  ===============   ==============    ==============    ==============    ==============
Net loss allocated to:
   General Partner               $        (2,138)  $       (3,501)   $      (16,882)   $       (13,220) $       (10,417)
                                  ===============   ==============    ==============  =================  ===============
   Limited Partners              $      (211,678)  $     (346,579)   $   (1,671,412)   $    (1,308,797) $    (1,031,316)
                                  ===============   ==============    ==============  =================  ===============
Net loss per Partnership Unit    $        (11.95)  $       (19.55)   $       (94.29)   $        (73.83) $        (58.18)
                                  ===============   ==============    ==============  =================  ================
Outstanding weighted
  Partnership Units                       17,726           17,726            17,726             17,726           17,726
                                  ===============   ==============    ==============    ==============    ===============

Note 1 - Loss from operations for the year ended March 31, 2007, 2006, 2005, 2004 and 2003 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $1,054,476, $744,836 and $0, respectively. (See
Note 2 to the financial statements.)

                                                                     For the Years Ended
                                                                           March 31,
                                  ----------------------------------------------------------------------------------
                                      2007              2006             2005            2004             2003
                                  --------------    --------------   -------------   -------------    --------------
Net cash provided by
 (used in):
   Operating activities         $      (25,778)   $      (76,817)   $    (26,714)   $    (18,466)    $      (51,873)
   Investing activities                      -                 -           3,100           5,303             13,937
                                  --------------    --------------   -------------   -------------    --------------
Net decrease in cash and cash
  equivalents                          (25,778)          (76,817)        (23,614)        (13,163)           (37,936)

Cash and cash equivalents,
  beginning of period                  106,445           183,262         206,876         220,039            257,975
                                  --------------    --------------   -------------   -------------    --------------
Cash and cash equivalents,
  end of period                 $       80,667    $      106,445    $    183,262    $    206,876     $      220,039
                                  ==============    ==============   =============   =============    ==============

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                 2006                  2005                  2004                   2003                  2002
                         ------------------    ------------------    ------------------     -----------------     ------------------
    Federal           $                12   $                10   $                33    $               36    $                80

    State                               -                     -                     -                     -                      -
                         ------------------    ------------------    ------------------     -----------------     ------------------
    Total             $                12   $                10   $                33    $               36    $                80
                         ==================    ==================    ==================     =================     ==================

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

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

Financial Condition

The Partnership's assets at March 31, 2007 consisted primarily of approximately $81,000 in cash and cash equivalents. Liabilities at March 31, 2007 totaled approximately $2,573,000 which consisted primarily of accrued annual management fees due to the General Partner and/or affiliates. (See "Future Contractual Cash Obligations" below.)

Results of Operations

Year  Ended  March  31,  2007   Compared  to  Year  Ended  March  31,  2006  The
Partnership's net loss for the year ended March 31, 2007 was $(214,000), reflecting a decrease of $136,000 from the net loss of $(350,000) experienced for the year ended March 31, 2006. The decrease in net loss is largely due to a decrease of equity in losses of Local Limited Partnerships of $86,000 for the year ended March 31, 2007. The decrease in equity in losses of Local Limited Partnerships is primarily due to not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached zero at March 31, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. This decrease was offset by the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. Along with the decrease of equity in losses of Local Limited Partnerships, there was a decrease in loss from operations of $50,000 from $(214,000) for the year ended March 31, 2007 compared to $(264,000) for the year ended March 31, 2006. The decrease in loss from operations was primarily caused by a decrease of $33,000 in write-off of advances to Local Limited Partnerships and a decrease of 11,000 in accounting fees, along with an increase of $4,000 in reporting fee incomes and an increase of $2,000 in distribution incomes.

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

Liquidity and Capital Resources

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 Net cash used during the year ended March 31, 2007 was $(26,000), compared to net cash used for the year ended March 31, 2006 of $(77,000). The change was due to a $51,000 decrease in cash used in operating activities. The decrease in cash used in operating activities was primarily caused by a decrease of $33,000 in write-off of advances to Local Limited Partnerships and a decrease of 11,000 in accounting fees, along with an increase of $4,000 in reporting fee incomes and an increase of $2,000 in distribution incomes. In addition, there was an increase of $1,000 in change in accrued fees and expenses due to general partner and affiliates in the year ended March 31, 2007. Additionally, there was a decrease in equity in losses of Local Limited Partnerships of $86,000 from the year ended March 31, 2006 to the year ended March 31, 2007.

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

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2007 and 2006. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2006, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its Housing Complex, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2006 and 2005, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $1,713,000 and $1,677,000, respectively. Further at December 31, 2006 and 2005, the liabilities on the books and record of the Local Limited Partnership totaled $2,993,000 and $2,962,000, respectively

During the years ended March 31, 2007, 2006 and 2005, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $188,000, $187,000 and $183,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2007, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2007:

                                       2008          2009       2010        2011          2012           Thereafter         Total
                                   ------------- ----------- ----------- ----------   ------------   ---------------   -------------
Asset Management Fees (1)           $ 2,779,008  $  210,084   $ 210,084   $ 210,084  $     210,084  $      6,932,772  $   10,552,116
Capital Contributions
 Payable to Local Limited                     -           -           -           -              -                 -               -
 Partnerships
                                   -------------  ----------- ------------ ---------   ------------   ---------------  -------------
Total contractual cash obligations  $ 2,779,008  $  210,084   $ 210,084   $ 210,084  $     210,084  $      6,932,772  $   10,552,116
                                   =============  =========== ============ =========   ============   ===============   ============

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2007 have been included in the 2008 column.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners


     We have audited the accompanying balance sheets of (a California Limited Partnership) (the Partnership) as of March 31, 2007 and 2006, and the related statements of operations, partners' deficit and cash flows for the periods ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of (a California Limited Partnership) as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the periods ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, based on our audits, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.





/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
July 18, 2007

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                                             March 31,
                                                                                            ----------------------------------------
                                                                                                    2007                  2006
                                                                                            ------------------    ------------------
ASSETS
Cash and cash equivalents                                                                 $          80,667      $          106,445
Investments in Local Limited Partnerships, net (Notes 2 and 3)                                            -                      -
    Total Assets                                                                          ------------------      ------------------
                                                                                          $          80,667      $          106,445
                                                                                          ==================      ==================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner
     and affiliates (Note 3)                                                              $       2,572,708      $        2,384,670
                                                                                          ------------------      ------------------
Partners' deficit:
    General Partner                                                                                (190,181)               (188,043)
    Limited Partners (20,000 Partnership Units authorized; 17,726
     Partnership Units issued and outstanding)                                                   (2,301,860)             (2,090,182)
                                                                                          ------------------      ------------------
      Total Partners' Deficit                                                                    (2,492,041)             (2,278,225)
                                                                                          ------------------      ------------------
       Total Liabilities and Partners' Deficit                                            $          80,667      $          106,445
                                                                                          ==================      ==================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                                         For the Years Ended
                                                                                               March 31,
                                                                   -----------------------------------------------------------------
                                                                          2007                    2006                   2005
                                                                   ------------------      -----------------      ------------------
Interest income                                                  $               427      $             725     $               654
Reporting fees                                                                 8,896                  4,874                   7,506
Distribution income                                                            9,283                  6,846                   3,620
                                                                  ------------------      -----------------      ------------------
   Total income                                                               18,606                 12,445                  11,780
                                                                  ------------------      -----------------      ------------------
Operating expenses:
   Amortization (Notes 2 and 3)                                                    -                      2                  16,756
   Write-off of advances to
     Local Limited Partnerships (Note 2)                                           -                 33,303                       -
   Write off of due from affiliates                                                -                      -                   3,646
   Asset management fees (Note 3)                                            210,084                210,084                 210,084
   Impairment loss (Note 2)                                                        -                      -               1,054,476
   Accounting fees                                                            15,109                 25,972                  20,525
   Other                                                                       7,229                  6,951                   8,412
                                                                  ------------------      -----------------      ------------------
    Total operating expenses                                                 232,422                276,312               1,313,899
                                                                  ------------------      -----------------      ------------------
Loss from operations                                                        (213,816)              (263,867)             (1,302,119)

Equity in losses of Local Limited
  Partnerships (Note 2)                                                            -                (86,213)               (386,175)
                                                                  ------------------      -----------------      ------------------
Net loss                                                          $         (213,816)     $        (350,080)    $        (1,688,294)
                                                                  ==================      =================      ==================
Net loss allocated to:
  General Partner                                                 $           (2,138)     $          (3,501)    $           (16,882)
                                                                  ==================      =================      ==================
  Limited Partners                                                $         (211,678)     $        (346,579)    $        (1,671,412)
                                                                  ==================      =================      ==================
Net loss per  Partnership Unit                                    $           (11.95)     $          (19.55)    $            (94.29)
                                                                  ==================      =================      ==================
Outstanding weighted Partnership Units                                        17,726                 17,726                  17,726
                                                                  ==================      =================      ==================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

               For the Years Ended March 31, 2006, 2005, and 2004

                                                             General Partner           Limited Partners                Total
                                                           --------------------       --------------------      --------------------
Partners' deficit at March 31, 2004                       $            (167,660)    $             (72,191)     $           (239,851)

Net loss                                                                (16,882)               (1,671,412)               (1,688,294)
                                                           --------------------       --------------------      --------------------
Partners' deficit at March 31, 2005                                    (184,542)               (1,743,603)               (1,928,145)

Net loss                                                                 (3,501)                 (346,579)                 (350,080)
                                                           --------------------       --------------------      --------------------
Partners' deficit at March 31, 2006                                    (188,043)               (2,090,182)               (2,278,225)

Net loss                                                                 (2,138)                 (211,678)                 (213,816)
                                                           --------------------       --------------------      --------------------
Partners' deficit at March 31, 2007                       $            (190,181)    $          (2,301,860)     $         (2,492,041)
                                                           ====================       ====================      ====================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                           For the Years
                                                                                          Ended March 31,
                                                                 -------------------------------------------------------------------
                                                                        2007                    2006                    2005
                                                                 -------------------      -----------------       ------------------
Cash flows from operating activities:
   Net loss                                                   $           (213,816)     $        (350,080)     $        (1,688,294)
   Adjustments to reconcile net loss to
     net cash used in operating
     activities:
      Amortization                                                               -                      2                   16,756
      Equity in losses of Local Limited
        Partnerships                                                             -                 86,213                  386,175
      Impairment loss                                                            -                      -                1,054,476
      Change in due from affiliates                                                                     -                    3,646
      Change in accrued fees and
       expenses due to General Partner
       and affiliates                                                      188,038                187,048                  200,527
                                                                 -------------------      -----------------       ------------------
Net cash used in operating activities                                      (25,778)               (76,817)                 (26,714)
                                                                 -------------------      -----------------       ------------------
Cash flows from investing activities:
   Distributions from Local Limited Partnerships                                 -                      -                    3,100
                                                                 -------------------      -----------------       ------------------
Net decrease in cash and
  cash equivalents                                                         (25,778)               (76,817)                 (23,614)

Cash and cash equivalents, beginning
  of period                                                                106,445                183,262                  206,876
                                                                 -------------------      -----------------       ------------------
Cash and cash equivalents, end of
  period                                                     $              80,667      $         106,445      $           183,262
                                                                 ===================      =================       ==================
SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
    Taxes paid                                               $                 800      $             800      $               800
                                                                 ===================      =================       ==================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Years Ended March 31, 2007, 2006 and 2005

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

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

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

                For the Years Ended March 31, 2007, 2006 and 2005

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

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2008, if the Partnership were to experience a working capital deficiency.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continue to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007 and therefore the Partnership continues to be accounted for as a going concern.

As of March 31, 2007, no Housing Complexes had been selected for disposition. As of March 31, 2007 three of the Local Limited Partnerships had completed the 15-year compliance period. Subsequent to year-end the Partnership identified the Housing Complex of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, for disposition. Ukiah Terrace has completed its 15-year compliance period as of December 31, 2006. Preliminary consent solicitation materials were filed with the SEC on June 7 and 14, 2007.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Properties Identified for Disposition
-------------------------------------

The Partnership has identified the Housing Complexes of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, ("Ukiah") for disposition. Ukiah owns the Ukiah Terrace Apartments (the "Ukiah Property") located in Ukiah, California. Consistent with the investment objectives of the Partnership, the Ukiah Property qualified for Federal low income housing tax credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Ukiah Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Ukiah Property.

On June 7, June 14, and July 9, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Ukiah Property. Definitive materials have not been filed with the SEC or disseminated to the Partnership's Limited Partners.

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

                For the Years Ended March 31, 2007, 2006 and 2005

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2007 and 2006, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

During certain parts of the years ended March 31, 2007 and 2006, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2007 and 2006 are approximately $5,240,000 and $4,152,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $0, $0, and $1,054,476, during the years ended March 31, 2007, 2006 and 2005, respectively.

The Partnership advanced $0 and $33,303 to one Local Limited Partnership during the years ended March 31, 2007 and 2006, respectively. These advances were used to fund certain reserve accounts. The Partnership determined the recoverability of these advances to be doubtful and, accordingly, has reserved the $33,303 as of March 31, 2007 and 2006.

At March 31, 2007 the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2007, 2006 and 2005, amounting to approximately $1,084,000, $1,061,000 and $902,000, respectively, have not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to $7,070,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                     For the Years Ended
                                                                                           March 31,
                                                              -------------------------------------------------------------------
                                                                       2007                   2006                     2005
                                                              -----------------     --------------------     --------------------
Investments per balance sheet, beginning of period           $                -    $              86,215    $           1,546,722
Distributions received from Local Limited Partnerships                        -                        -                   (3,100)
Equity in losses of Local Limited Partnerships                                -                  (86,213)                (386,175)
Impairment loss                                                               -                        -               (1,054,476)
Amortization of capitalized acquisition fees and costs                        -                       (2)                 (16,756)
                                                              -----------------     --------------------     --------------------
Investments per balance sheet, end of period                 $                -    $                   -    $              86,215
                                                              =================     ====================     ====================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                            2006                      2005
                                                                                     --------------------     ----------------------
ASSETS
Buildings and improvements, net of accumulated
   depreciation for 2006 and 2005 of $17,874,000 and
   $16,619,000, respectively.                                                       $          22,296,000    $           23,508,000
Land                                                                                            2,465,000                 2,465,000
Other assets                                                                                    3,466,000                 3,290,000
                                                                                     --------------------     ----------------------
  Total Assets                                                                      $          28,227,000    $           29,263,000
                                                                                     ====================     ======================
LIABILITIES

Mortgage loans payable                                                              $          28,084,000    $           27,670,000
Due to related parties                                                                          1,123,000                 1,137,000
Other liabilities                                                                               4,658,000                 4,858,000
                                                                                     --------------------     ----------------------
      Total Liabilities                                                                        33,865,000                33,665,000
                                                                                     --------------------     ----------------------

PARTNERS' DEFICIT

WNC California Housing Tax Credits II, L.P.                                                   (5,240,0000)               (4,152,000)
Other partners                                                                                   (398,000)                 (250,000)
                                                                                     --------------------     ----------------------
          Total Partners'Deficit                                                               (5,638,000)               (4,402,000)
                                                                                     --------------------     ----------------------
                Total Liabilities and Partners' Deficit                             $          28,227,000    $           29,263,000
                                                                                     ====================     ======================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                   2006                      2005                      2004
                                                            --------------------      --------------------      --------------------
Revenues                                                   $          4,050,000      $          4,000,000      $          3,969,000
                                                            --------------------      --------------------      --------------------
Expenses:
  Operating expenses                                                  3,123,000                 3,087,000                 3,066,000
  Interest expense                                                      839,000                   850,000                   873,000
  Depreciation and amortization                                       1,303,000                 1,281,000                 1,285,000
                                                            --------------------      --------------------      --------------------
   Total expenses                                                     5,265,000                 5,218,000                 5,224,000
                                                            --------------------      --------------------      --------------------
Net loss                                                  $          (1,215,000)     $         (1,218,000)     $         (1,255,000)
                                                            ====================      ====================      ====================
Net loss allocable to the Partnership                     $          (1,084,000)     $         (1,152,000)     $         (1,215,000)
                                                            ====================      ====================      ====================
Net loss recorded by the Partnership                      $                   -      $            (86,000)     $           (386,000)
                                                            ====================      ====================      ====================

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

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2007 and 2006. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2006, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. Additionally, the recapture of the related Low Income Housing Tax Credits could occur. As of December 31, 2006 and 2005, the net carrying value of such property on the books and records of the Local Limited Partnership totaled $1,713,000 and $1,677,000, respectively. Further ay December 31, 2006 and 2005, the liabilities on the books and record of the Local Limited Partnership totaled $2,993,000 and $ 2,962,000, respectively.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,595,340. Accumulated amortization of these capitalized costs was $1,595,340 for all periods presented.

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

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $210,084 were incurred during each of the years ended March 31, 2007, 2006 and 2005; of which $14,376, $23,440 and $18,750 were paid during the years ended March 31, 2007, 2006, and 2005, respectively.

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partners or its affiliates on behalf of the Partnership. Operating expense reimbursements was approximately $30,000, $28,100 and $24,400, during the years ended March 31, 2007, 2006, and 2005, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for the three year period ended March 31, 2007.

     An affiliate of the General Partner provides property management services for two of the Local Limited Partnerships. Management fees paid by the two Local Limited Partnership's to an affiliate amounted to $26,503, $27,011 and $30,161 for the years ended March 31, 2007, 2006 and 2005, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                                           March 31,
                                                                                          ------------------------------------------
                                                                                                  2007                   2006
                                                                                          -------------------     ------------------
Expenses paid by the General Partner
  or an affiliate on behalf of the Partnership                                           $              3,784    $            11,454
Accrued asset management fees                                                                       2,568,924              2,373,216
                                                                                          -------------------     ------------------
                                                                                         $          2,572,708    $         2,384,670
                                                                                          ===================     ==================

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                                  June 30              September 30             December 31            March 31
                                            --------------------   ---------------------    --------------------    ----------------
                    2007
                    ----
Income                                   $                   -    $          17,000     $               2,000     $               -

Operating expenses                                     (53,000)             (69,000)                  (55,000)              (56,000)

Equity in losses of Local Limited
     Partnerships                                            -                    -                         -                     -

Net Loss                                               (53,000)             (52,000)                  (53,000)              (56,000)

Net Loss available to Limited Partners                 (52,000)             (52,000)                  (52,000)              (56,000)

Net Loss per Partnership Unit                               (3)                  (3)                       (3)                   (3)

                    2006
                    ----
Income                                   $               4,000    $           8,000     $                   -     $               -

Operating expenses                                     (55,000)             (66,000)                  (99,000)              (57,000)

Equity in losses of Local Limited
     Partnerships                                      (49,000)             (37,000)                        -                     -

Net Loss                                              (100,000)             (95,000)                  (99,000)              (57,000)

Net Loss available to Limited Partners                 (99,000)             (94,000)                  (98,000)              (56,000)

Net Loss per Partnership Unit                               (6)                  (5)                       (6)                   (3)

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 5 - SUBSEQUENT EVENT
-------------------------

The Partnership has identified the Housing Complexes of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, ("Ukiah") for disposition. Ukiah owns the Ukiah Terrace Apartments (the "Ukiah Property") located in Ukiah, California. Consistent with the investment objectives of the Partnership, the Ukiah Property qualified for Federal low income housing tax credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Ukiah Property. The 15-year Federal compliance period has also expired as of December 31, 2006, so there would be no credit recapture upon a transfer of the Ukiah Property.

On June 7, June 14 and July 9, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Ukiah Property. Definitive materials have not been filed with the SEC or disseminated to the Partnership's Limited Partners.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a) As of the end of the period covered by this report, the Partnership"s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership"s "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

NONE

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Identification of Directors,  (b) Identification of Executive Officers,  (c)
    ----------------------------------------------------------------------------
    Identification of Certain Significant Employees, (d)
    ----------------------------------------------------
    Family Relationships, and (e) Business Experience
    --------------------------------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

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

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

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

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
                                   ---------------------------     -------------
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

David N. Shafer, age 55, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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


(g)   Promoters and Control Persons
      -----------------------------
      Inapplicable.

(h)   Audit Committee Financial Expert, and (i) Identification of the Audit
      ---------------------------------------------------------------------
      Committee
      ---------
      Neither the Partnership, the General Partner, nor Associates have an audit committee.

(j)   Changes to Nominating Procedures
      --------------------------------
      Inapplicable.

(k)   Compliance With Section 16(a) of the Exchange Act
      -------------------------------------------------
      None.

(l)   Code of Ethics
      --------------
      Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at
      (714)662-5565 extension 187.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $210,084 were incurred during each of the years ended March 31, 2007, 2006 and 2005. The Partnership paid the General Partner or its affiliates, $14,376, $23,440 and $18,750 of those fees during the years then ended, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and (ii) 6% for the balance of the Partnership's term. No disposition fees have been incurred.

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately, $30,000, $28,100 and $24,400 during the years ended March 31, 2007, 2006 and 2005, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership-s allocated Low Income Tax Housing Credits, which approximated $2,200, $2,000 and $6,000 for the General Partner for the tax years ended December 31, 2006, 2005 and 2004, respectively. The General Partner is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2007, 2006 and 2005.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership principal independent registered public accounting firm for the years ended March 31:

                                                            2007                      2006
                                                     --------------------      --------------------
Audit Fees                                         $              12,109     $              22,972
Audit-related Fees                                                     -                         -
Tax Fees                                                           3,000                     3,000
All Other Fees                                                         -                         -
                                                     --------------------      --------------------
TOTAL                                              $              15,109     $              25,972
                                                     ====================      ====================

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------
         Balance Sheets, as of March 31, 2007 and 2006
         Statements of Operations for the years ended March 31, 2007, 2006 and 2005
         Statements of Partners' Equity (Deficit) for the years ended March 31, 2007, 2006 and 2005
         Statements of Cash Flows for the years ended March 31, 2007,   2006 and
         2005
         Notes to Financial Statements

(a)(2)   List of  Financial statement schedules included in Part IV hereof:

         Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)   Exhibits.

3.1 Agreement of Limited Partnership dated as of September 13,1990,included as Exhibit 28.1 to the Form 10-K filed for the year ended December 31, 1992, is hereby incorporated herein as Exhibit 3.1.

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

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                   -------------------------------------     -------------------------------------------------------
                                           As of March 31, 2007                              As of December 31, 2006
                                   -------------------------------------     -------------------------------------------------------
                                    Total Investment in  Amount of      Mortgage Balances
Local Limited                          Local Limited   Investment Paid  of Local Limited        Buildings and Accumulated   Net Book
Partnership Name     Location           Partnerships      to Date          Partnership   Land   Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main            Stockton, California  $1,656,000  $1,656,000         $3,873,000    $80,000  $5,484,000    $2,868,000  $2,696,000
Street
Investors

ADI
Development
Partners            Delhi, California        699,000     699,000          1,163,000    108,000   1,892,000       720,000   1,280,000

Bayless Garden
Apartments
Investors           Red Bluff, California  1,110,000   1,110,000          1,214,000     95,000   2,514,000     1,406,000   1,203,000

Blackberry
Oaks, Ltd           Lodi, California         463,000     463,000          1,864,000    225,000   2,256,000       845,000   1,636,000

Jacob's Square      Exeter, California     1,324,000   1,324,000          1,525,000    304,000   2,640,000     1,282,000   1,662,000

Mecca Apartments
II                  Mecca, California      2,200,000   2,200,000          2,459,000    259,000   4,102,000     1,300,000   3,061,000

Nevada Meadows      Grass Valley, California 459,000     459,000          1,865,000    298,000   2,308,000       774,000   1,832,000

Northwest Tulare
Associates          Ivanhoe, California    1,226,000   1,226,000          2,266,000    225,000   2,821,000     1,567,000   1,478,000

Orland Associates   Orland, California       432,000     432,000          1,670,000    216,000   2,074,000       811,000   1,479,000

Pine Gate Limited
Partnership         Ahoskie, California      272,000     272,000          1,405,000     75,000   1,959,000       612,000   1,422,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                   ---------------------------------------------     -----------------------------------------------
                                               As of March 31, 2007                              As of December 31, 2006
                                   ---------------------------------------------     -----------------------------------------------
                                    Total Investment in  Amount of      Mortgage Balances
Local Limited                          Local Limited   Investment Paid  of Local Limited        Buildings and Accumulated   Net Book
Partnership Name     Location           Partnerships      to Date          Partnership   Land   Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch
Associates             Huron, California   378,000     378,000          1,304,000      75,000    1,710,000     859,000       926,000

Twin Pines             Groveland,
Apartments Associates  California        1,278,000   1,278,000          1,789,000      45,000    3,335,000   1,825,000     1,555,000

Ukiah Terrace (1)      Ukiah, California   349,000     349,000          1,733,000     278,000    2,090,000   1,206,000     1,162,000

Woodlake Garden        Woodlake, California
Apartments                                 548,000     548,000          1,846,000     113,000    2,468,000     977,000     1,604,000

Yucca-Warren Vista     Joshua Tree,
Associates             California          520,000     520,000          2,108,000      69,000    2,517,000     821,000     1,765,000
                                       -----------  ----------        -----------  ----------  ----------- -----------   -----------
                                       $12,914,000 $12,914,000        $28,084,000  $2,465,000  $40,170,000 $17,874,000   $24,761,000
                                       ===========  ==========        ===========  ==========  =========== ===========   ===========

(1) Identified on June 7, 2007 for disposition.

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                            ----------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2006
                                            ----------------------------------------------------------------------------------------
                                                                                                                    Estimated Useful
Partnership Name                            Rental Income     Net Income (Loss)    Year Investment Acquired  Status  Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street Investors                     $510,000              $(316,000)           1991            Completed                39

ADI Development Partners                       180,000                (62,000)           1991            Completed                40

Bayless Garden Apartments Investors            198,000                (96,000)           1992            Completed              27.5

Blackberry Oaks, Ltd.                          287,000                (21,000)           1992            Completed                40

Jacob's Square                                 245,000                (98,000)           1993            Completed              27.5

Mecca Apartments II                            268,000               (186,000)           1993            Completed                40

Nevada Meadows                                 230,000                (50,000)           1993            Completed                40

Northwest Tulare Associates                    248,000                (98,000)           1991            Completed              27.5

Orland Associates                              272,000                 (6,000)           1991            Completed                40

Pine Gate Limited Partnership                  243,000                (21,000)           1994            Completed                50

Silver Birch Associates                        177,000                (46,000)           1992            Completed              27.5

Twin Pines Apartments Associates               194,000               (146,000)           1991            Completed              27.5

Ukiah Terrace                                  210,000                (71,000)           1991            Completed              27.5

Woodlake Garden Apartments                     322,000                 18,000            1991            Completed                40

Yucca-Warren Vista Associates, Ltd.            309,000                (16,000)           1991            Completed                50
                                            ----------            ------------
                                            $3,893,000            $(1,215,000)
                                            ==========            ============

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                   -------------------------------------     -------------------------------------------------------
                                           As of March 31, 2006                                   As of December 31, 2005
                                   -------------------------------------     -------------------------------------------------------
                                    Total Investment in  Amount of      Mortgage Balances
Local Limited                          Local Limited   Investment Paid  of Local Limited        Buildings and Accumulated  Net Book
Partnership Name     Location           Partnerships      to Date          Partnership   Land   Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main
Street Investors     Stockton, California  $1,656,000  $1,656,000      $3,894,000     $80,000    $5,484,000    $2,673,000 $2,891,000

ADI Development
Partners             Delhi, California        699,000     699,000       1,173,000     108,000     1,893,000       671,000  1,330,000

Bayless Garden
Apartments Investors Red Bluff, California  1,110,000   1,110,000       1,226,000      95,000     2,509,000     1,314,000  1,290,000

Blackberry Oaks, Ltd Lodi, California         463,000     463,000       1,875,000     225,000     2,255,000       780,000  1,700,000

Jacob's Square       Exeter, California     1,324,000   1,324,000       1,538,000     304,000     2,627,000     1,178,000  1,753,000

Mecca Apartments II  Mecca, California      2,200,000   2,200,000       2,470,000     259,000     4,102,000     1,201,000  3,160,000

Nevada Meadows       Grass Valley,            459,000     459,000       1,877,000     298,000     2,301,000       717,000  1,882,000
                     California

Northwest Tulare
Associates           Ivanhoe, California    1,226,000   1,226,000       1,706,000     225,000     2,803,000     1,462,000  1,566,000

Orland Associates    Orland, California       432,000     432,000       1,678,000     216,000     2,074,000       756,000  1,534,000

Pine Gate Limited
Partnership          Ahoskie, California      272,000     272,000       1,413,000      75,000     1,959,000       560,000  1,474,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                   -------------------------------------     -------------------------------------------------------
                                            As of March 31, 2006                               As of December 31, 2005
                                   -------------------------------------     -------------------------------------------------------
                                    Total Investment in  Amount of      Mortgage Balances
Local Limited                          Local Limited   Investment Paid  of Local Limited        Buildings and Accumulated  Net Book
Partnership Name     Location           Partnerships      to Date          Partnership   Land   Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch
Associates            Huron, California     378,000     378,000         1,311,000         75,000   1,709,000     795,000     989,000

Twin Pines            Groveland,
Apartments Associates California          1,278,000   1,278,000         1,789,000         45,000   3,335,000   1,703,000   1,677,000

Ukiah Terrace (1)     Ukiah, California     349,000     349,000         1,740,000        278,000   2,090,000   1,128,000   1,240,000

Woodlake Garden
Apartments            Woodlake, California  548,000     548,000         1,862,000        113,000   2,468,000     911,000   1,670,000

Yucca-Warren Vista    Joshua Tree,
Associates            California            520,000     520,000         2,118,000         69,000   2,518,000     770,000   1,817,000
                                        ----------- -----------       -----------     ---------- ----------- ------------ ----------
                                        $12,914,000 $12,914,000       $27,670,000     $2,465,000 $40,127,000 $16,619,000 $25,973,000
                                        =========== ===========       ===========     ========== =========== =========== ===========

(1) Identified on June 7, 2007 for disposition.

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                            ----------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2005
                                            ----------------------------------------------------------------------------------------
                                                                                                                    Estimated Useful
Partnership Name                            Rental Income     Net Income (Loss)    Year Investment Acquired Status    Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
601 Main Street Investors                    $  490,000      $  (334,000)                 1991            Completed         39

ADI Development Partners                        164,000          (57,000)                 1991            Completed         40

Bayless Garden Apartments Investors             199,000          (96,000)                 1992            Completed       27.5

Blackberry Oaks, Ltd.                           288,000            2,000                  1992            Completed         40

Jacob's Square                                  208,000         (123,000)                 1993            Completed       27.5

Mecca Apartments II                             303,000         (132,000)                 1993            Completed         40

Nevada Meadows                                  231,000          (99,000)                 1993            Completed         40

Northwest Tulare Associates                     243,000          (44,000)                 1991            Completed       27.5

Orland Associates                               269,000          (34,000)                 1991            Completed         40

Pine Gate Limited Partnership                   236,000          (34,000)                 1994            Completed         50

Silver Birch Associates                         175,000          (30,000)                 1992            Completed       27.5

Twin Pines Apartments Associates                192,000         (186,000)                 1991            Completed       27.5

Ukiah Terrace                                   210,000          (53,000)                 1991            Completed       27.5

Woodlake Garden Apartments                      355,000           16,000                  1991            Completed         40

Yucca-Warren Vista Associates, Ltd.             312,000          (14,000)                 1991            Completed         50
                                         --------------      -------------
                                         $    3,875,000      $(1,218,000)
                                         ==============      ==============

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                   -------------------------------------     -------------------------------------------------------
                                             As of March 31, 2005                              As of December 31, 2004
                                   -------------------------------------     -------------------------------------------------------
                                    Total Investment in  Amount of      Mortgage Balances
Local Limited                          Local Limited   Investment Paid  of Local Limited      Buildings and  Accumulated  Net Book
Partnership Name     Location           Partnerships      to Date          Partnership  Land   Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
601 Main
Street Investors    Stockton, California   $ 1,656,000   $ 1,656,000     $3,914,000  $80,000    $5,484,000    $2,479,000  $3,085,000
Blackberry Oaks,
Ltd                 Lodi, California           463,000       463,000      1,885,000  225,000     2,255,000       716,000   1,764,000

Jacob's Square      Exeter, California       1,324,000     1,324,000      1,551,000  304,000     2,600,000     1,077,000   1,827,000

Mecca Apartments II Mecca, California        2,200,000     2,200,000      3,147,000  259,000     4,102,000     1,102,000   3,259,000

Nevada Meadows      Grass Valley, California   459,000       459,000      1,888,000  298,000     2,301,000       660,000   1,939,000

Northwest Tulare
Associates          Ivanhoe, California      1,226,000     1,226,000      1,722,000  225,000     2,789,000     1,358,000   1,656,000

Orland Associates   Orland, California         432,000       432,000      1,685,000  216,000     2,074,000       701,000   1,589,000

Pine Gate Limited
Partnership         Ahoskie, California        272,000       272,000      1,421,000   75,000     1,886,000       519,000   1,442,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                   -------------------------------------     -------------------------------------------------------
                                           As of March 31, 2005                                As of December 31, 2004
                                   -------------------------------------     -------------------------------------------------------
                                    Total Investment in  Amount of      Mortgage Balances
Local Limited                          Local Limited   Investment Paid  of Local Limited      Buildings and  Accumulated  Net Book
Partnership Name     Location           Partnerships      to Date          Partnership  Land   Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Silver Birch
Associates        Huron, California     378,000        378,000         1,317,000     75,000    1,699,000      731,000      1,043,000

Twin Pines        Groveland,
Apartments        California          1,278,000      1,278,000         1,788,000     45,000    3,336,000    1,579,000      1,802,000
Associates

Ukiah Terrace (1) Ukiah, California     349,000        349,000         1,747,000    278,000    2,076,000    1,050,000      1,304,000

Woodlake Garden
Apartments        Woodlake, California  548,000        548,000         1,876,000    113,000    2,470,000      841,000      1,742,000

Yucca-Warren      Joshua Tree,
Vista Associates  California            520,000        520,000         2,127,000     69,000    2,500,000      720,000      1,849,000
                                    -----------      ---------      -------------  --------   ----------  -----------    -----------
                                    $12,914,000    $12,914,000       $28,489,000 $2,465,000  $39,894,000  $15,377,000    $26,982,000
                                    ===========    ===========      ============ ==========  ===========  ===========    ===========

(1) Identified on June 7, 2007 for dispostion.

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                            ----------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2004
                                            ----------------------------------------------------------------------------------------
                                                                                                                    Estimated Useful
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

Date:  July 19, 2007


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

Date:  July 19, 2007




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (Chief financial officer and principal accounting officer)

Date:  July 19, 2007




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  July 19, 2007




By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper,
         Director of WNC & Associates, Inc.

Date: July 19, 2007