Form 10-K/A
period 2007-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2007-09-20
CIK 869660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                      NONE

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credits II, LP

     We have audited the accompanying balance sheets of WNC California Housing Tax Credits II LP (a California Limited Partnership) (the Partnership) as of March 31, 2007 and 2006, and the related statements of operations, partners' deficit and cash flows for the periods ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, LP (a California Limited Partnership) as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the periods ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Date:  September 14, 2007


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

Date:  September 14, 2007




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (Chief financial officer and principal accounting officer)

Date:  September 14, 2007




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  September 14, 2007




By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper,
         Director of WNC & Associates, Inc.

Date: September 14, 2007