Form 10-Q
period 2007-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2007-11-14
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

Large accelerated filer    Accelerated filer    Non-accelerated filer  X
                       ----                 ----                      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No   X
   -----  ------

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2007


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets
                         As of June 30, 2007 and March 31, 2007................2

                 Statements of Operations
                         For the Three Months Ended June 30, 2007 and 2006.....3

                 Statement of Partners' Deficit
                         For the Three Months Ended June 30, 2007..............4

                 Statements of Cash Flows
                         For the Three Months Ended June 30, 2007 and 2006.....5

                 Notes to Financial Statements.................................6

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

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.15

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

         Item 5.  Other Information...........................................15

         Item 6.  Exhibits....................................................15

         Signatures...........................................................16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                  (unaudited)

                                                                                    June 30, 2007                   March 31, 2007
                                                                              --------------------------         -------------------
ASSETS

Cash and cash equivalents                                                    $                    78,345         $           80,667
Investment in Local Limited Partnerships, net (Note 2)                                                 -                          -
                                                                              ---------------------------         ------------------
    Total Assets                                                             $                    78,345         $           80,667
                                                                              ===========================         ==================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                   $                 2,621,798         $        2,572,708
                                                                              ---------------------------         ------------------
Partners' deficit:
   General Partner                                                                              (190,695)                  (190,181)
   Limited Partners (20,000 Partnership Units authorized;
      17,726 Partnership Units issued and outstanding)                                        (2,352,758)                (2,301,860)
                                                                              ---------------------------         ------------------
Total partners' deficit                                                                       (2,543,453)                (2,492,041)
                                                                              ---------------------------         ------------------
      Total Liabilities and Partners' Deficit                                $                    78,345         $           80,667
                                                                              ===========================         ==================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2007 and 2006
                                   (unaudited)

                                                                       2007                                         2006
                                                                   Three Months                                 Three Months
                                                        -----------------------------------          -------------------------------
    Reporting fees                                    $                              1,150          $                             -
    Distribution income                                                              1,456                                        -
                                                        -----------------------------------          -------------------------------
      Total operating income                                                         2,606                                        -

    Operating expenses:
      Asset management fees (Note 3)                                                52,521                                   52,521
      Legal and accounting                                                               -                                      234
      Other                                                                          1,569                                      258
                                                        -----------------------------------          -------------------------------
       Total operating expenses                                                     54,090                                   53,013
                                                        -----------------------------------          -------------------------------
    Loss from operations                                                           (51,484)                                 (53,013)

    Interest income                                                                     72                                      122
                                                        -----------------------------------          -------------------------------
    Net loss                                          $                            (51,412)         $                       (52,891)
                                                        -----------------------------------          -------------------------------
    Net loss allocated to:
      General Partner                                 $                               (514)         $                          (529)
                                                        ===================================          ===============================
      Limited Partners                                $                            (50,898)         $                       (52,362)
                                                        ===================================          ===============================
    Net loss per Partnership Unit                     $                                 (3)         $                            (3)
                                                        ===================================          ===============================
    Outstanding weighted Partnership Units                                          17,726                                   17,726
                                                        ===================================          ===============================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2007
                                  (unaudited)

                                                                              General               Limited
                                                                              Partner               Partners              Total
                                                                       -------------------    -------------------   ----------------
Partners' deficit at March 31, 2007                                  $          (190,181)    $        (2,301,860)  $     (2,492,041)

Net loss                                                                            (514)                (50,898)           (51,412)
                                                                       -------------------       -----------------  ----------------
Partners' deficit at June 30, 2007                                   $          (190,695)    $        (2,352,758)  $     (2,543,453)
                                                                       ===================       =================  ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2007 and 2006
                                   (unaudited)

                                                                                          2007                            2006
                                                                                  ----------------------          ------------------
Cash flows from operating activities:
  Net loss                                                                        $             (51,412)         $          (52,891)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Change in accrued fees and expense due to
           General Partner and affiliates                                                        49,090                      48,325
                                                                                  ----------------------          ------------------
             Net cash used in operating activities                                               (2,322)                     (4,566)
                                                                                  ----------------------          ------------------
Net decrease in  cash and cash equivalents                                                       (2,322)                     (4,566)

Cash and cash equivalents, beginning of period                                                   80,667                     106,445
                                                                                  ----------------------          ------------------
Cash and cash equivalents, end of period                                          $              78,345          $          101,879
                                                                                  ======================          ==================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                                     $                  -           $                -
                                                                                  ======================          ==================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization
------------

WNC California Housing Tax Credits II, L.P., a California Limited Partnership (the "Partnership"), was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for Federal Low Income Housing Tax Credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008, if the Partnership were to experience a working capital deficiency.

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

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. While liquidation of the Housing Complexes that have met their compliance period continue to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2007.

As of June 30, 2007 three of the Local Limited Partnerships had completed the 15-year compliance period.

Properties Identified for Disposition and Subsequently Sold
-----------------------------------------------------------

The Partnership has identified the Housing Complex of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, ("Ukiah") for disposition and closed on a sales contract subsequent to quarter end. Ukiah owns the Ukiah Terrace Apartments (the "Ukiah Property") located in Ukiah, California. Consistent with the investment objectives of the Partnership, the Ukiah Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Ukiah Property. The 15-year federal compliance period has also expired, so there would be no

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Low Income Housing Tax Credits recapture upon a  transfer of the Ukiah Property.

On June 7, June 14, and July 9, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the sale of the Ukiah Property. Definitive materials were filed with the SEC on July 20, 2007 and August 2, 2007, and were disseminated to the Partnerships Limited Partners on July 21, 2007 and August 3, 2007, respectively. As of August 9, 2007, the Partnership achieved 51% approval necessary for disposition. The disposition of Ukiah was closed on August 22, 2007. The Housing Complex sold for $2,600,000 plus $120,000 of net current assets to be distributed. The General Partner of Ukiah Property was paid approximately $430,000, the existing mortgage in the amount of $1,730,000 was paid, $541,000 was distributed to the Partnership and the remaining $19,000 paid title, escrow and legal expenses relating to the disposition. On August 22, 2007 the Partnership received its distribution in the amount of $541,000, with approximately $165,000 to cover proxy cost and fund the Partnership's reserves while the remaining $376,000 will be distributed to the Limited Partners as outlined in the proxy. The distribution to the Limited Partners is expected to be paid in the month of November , 2007.

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

"Equity in losses of Local Limited Partnerships" for each period ended June 30, 2007 and 2006 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment that has reached zero are recognized as distribution income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2007 and March 31, 2007, the Partnership had no cash equivalents.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

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

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                                     2007                               2006
                                                                           --------------------------          ---------------------
         Revenues                                                         $                1,012,000          $           1,012,000
                                                                           --------------------------          ---------------------
         Expenses:
           Operating expenses                                                                780,000                        780,000
           Interest expense                                                                  210,000                        210,000
            Depreciation and amortization                                                    326,000                        326,000
                                                                           --------------------------          ---------------------
              Total expenses                                                               1,316,000                      1,316,000
                                                                           --------------------------          ---------------------
         Net loss                                                         $                 (304,000)          $           (304,000)
                                                                           ==========================          =====================
         Net loss allocable to the Partnership                            $                 (271,000)          $           (271,000)
                                                                           ==========================          =====================
         Net loss recorded by the Partnership                             $                        -           $                  -
                                                                           ==========================          =====================

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $52,521 were incurred during each of the three months ended June 30, 2007 and 2006. The Partnership paid the General Partner or its affiliates $5,000 and $4,688 of those fees during the three months ended June 30, 2007 and 2006, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. No operating expenses were reimbursed to the General Partner during the three months ended June 30, 2007 and 2006, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                                    June 30, 2007                 March 31, 2007
                                                                               -----------------------        ----------------------
       Expenses paid by the General Partner of an affiliate
         on behalf of the Partnership                                         $                  5,353      $                  3,784
       Accrued asset management fees                                                         2,616,445                     2,568,924
                                                                               -----------------------        ----------------------
       Total                                                                  $              2,621,798      $              2,572,708
                                                                               =======================        ======================

NOTE 4 - SUBSEQUENT EVENT
-------------------------

On June 7, June 14, and July 9, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the sale of the Ukiah Property. Definitive materials were filed with the SEC on July 20, 2007 and August 2, 2007, and were disseminated to the Partnerships Limited Partners on July 21, 2007 and August 3, 2007, respectively. As of August 9, 2007, the Partnership achieved 51% approval necessary for disposition. The disposition of Ukiah was closed on August 22, 2007. The Housing Complex sold for $2,600,000 plus $120,000 of net current assets to be distributed. The General Partner of Ukiah Property was paid approximately $430,000, the existing mortgage in the amount of $1,730,000 was paid, $541,000 was distributed to the Partnership and the remaining $19,000 paid title, escrow and legal expenses relating to the disposition. On August 22, 2007 the Partnership received its distribution in the amount of $541,000, with approximately $165,000 to cover proxy cost and fund the Partnership's reserves while the remaining $376,000 will be distributed to the Limited Partners as outlined in the proxy. The distribution to the Limited Partners is expected to be paid in the month of November , 2007.

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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, the Partnership's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2007 consisted primarily of $78,000 in cash. Liabilities at June 30, 2007 consisted primarily of $2,622,000 of accrued annual management fees and advances paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. The Partnership's net loss for the three months ended June 30, 2007 was $(51,000), reflecting an decrease of $2,000 from the net loss of $(53,000) for the three months ended June 30, 2006. The decrease was due to an increase of $2,000 in distribution income and an increase of $1,000 in reporting fees, offset by an increase of $(1,000) in other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Liquidity and Capital Resources

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Net cash used during the three months ended June 30, 2007 was $(2,000) compared to net cash used during the three months ended June 30, 2006 of $(4,000). The decrease of $2,000 in net cash used is primarily due to a decrease of $2,000 in net cash used in operating activities.

During the three months ended June 30, 2007, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $49,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008, if the Partnership were to experience a working capital deficiency.

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

     Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: November 14, 2007




By:  /s/ Thomas J. Riha
     ------------------
     Thomas J. Riha
     Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2007