Form 10-Q
period 2007-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2008-02-01
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

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

Yes           No      X
   ----------   ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
   -----------  ------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer  X
                       ----                 ----                      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No    X
   ------  -------

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

      Balance Sheets
               As of September 30, 2007 and March 31, 2007.....................2

      Statements of Operations
               For the Three and Six Months Ended September 30, 2007 and 2006..3

      Statement of Partners' Deficit
               For the Six Months Ended September 30, 2007.....................4

      Statements of Cash Flows
               For the Six Months Ended September 30, 2007 and 2006

      Notes to Financial Statements............................................6

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................13

      Item 3. Quantitative and Qualitative Disclosures About Market Risk......14

      Item 4. Controls and Procedures.........................................14

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...............................................15

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....15

      Item 3.  Defaults Upon Senior Securities................................15

      Item 4.  Submission of Matters to a Vote of Security Holders............15

      Item 5.  Other Information..............................................15

      Item 6. Exhibits      ..................................................15

      Signatures..............................................................16

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                    September 30, 2007             March 31, 2007
                                                                                ---------------------------     --------------------
ASSETS

Cash and cash equivalents                                                      $                   452,242     $             80,667
Investments in Local Limited Partnerships, net (Note 2)                                                  -                        -
                                                                                ---------------------------     --------------------
    Total Assets                                                               $                   452,242     $             80,667
                                                                                ===========================     ====================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                     $                 2,613,369     $          2,572,708
                                                                                ---------------------------     --------------------
Partners' deficit:
   General Partner                                                                                (186,872)                (190,181)
   Limited Partners (20,000 Partnership Units authorized;
      17,726 Partnership Units issued and outstanding)                                          (1,974,255)              (2,301,860)
                                                                                ---------------------------     --------------------
Total partners' deficit                                                                         (2,161,127)              (2,492,041)
                                                                                ---------------------------     --------------------
     Total Liabilities and Partners' Deficit                                   $                   452,242     $             80,667
                                                                                ===========================     ====================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2007 and 2006
                                   (unaudited)

                                                                  2007                                   2006
                                                  ------------------------------    ------------------------------------------------
                                                     Three Months    Six Months         Three Months                Six Months
                                                  ----------------  ------------    --------------------      ----------------------
    Distribution income                          $         10,634  $     12,090     $             7,784     $                 7,784
    Reporting fees                                                            -                   1,150                       8,896
                                                  ----------------  ------------    --------------------      ----------------------
      Total operating income                               10,634        13,240                  16,680                      16,680
                                                  ----------------  ------------    --------------------      ----------------------
    Operating expenses:
      Asset management fees (Note 3)                       52,521       105,042                  52,521                     105,042
      Legal and accounting                                112,822       112,822                  15,000                      15,234
      Other                                                 3,747         5,316                   1,842                       2,100
                                                  ----------------  ------------    --------------------      ----------------------
       Total operating expenses                           169,090       223,180                  69,363                     122,376
                                                  ----------------  ------------    --------------------      ----------------------
    Loss from operations                                 (158,456)     (209,940)                (52,683)                   (105,696)

    Interest income                                            79           151                     109                         231

    Gain on sale of Local Limited Partnership             540,703       540,703                       -                           -
                                                  ----------------  ------------    --------------------      ----------------------
    Net income (loss)                            $        382,326  $    330,914     $           (52,574)    $              (105,465)
                                                  ================  ============    ====================      ======================
    Net income (loss) allocated to:

      General Partner                            $          3,823  $      3,309     $              (526)    $                (1,055)
                                                  ================  ============    ====================      ======================
      Limited Partners                           $        378,503  $    327,605     $           (52,048)    $              (104,410)
                                                  ================  ============    ====================      ======================
    Net income (loss) per Partnership Unit       $             21  $         18     $                (3)    $                    (6)
                                                  ================  ============    ====================      ======================
    Outstanding weighted Partnership Units                 17,726        17,726                  17,726                      17,726
                                                  ================  ============    ====================      ======================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2007
                                   (unaudited)

                                                                    General                 Limited
                                                                    Partner                 Partners                  Total
                                                             -------------------     ---------------------    ----------------------
Partners' deficit at March 31, 2007                        $           (190,181)     $         (2,301,860)    $          (2,492,041)

Net income                                                                3.309                  327,605                   330,914
                                                             -------------------       -------------------      --------------------
Partners' deficit at September 30, 2007                    $           (186,872)     $         (1,974,255)    $          (2,161,127)
                                                             ===================       ===================      ====================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2007 and 2006
                                   (unaudited)

                                                                                         2007                          2006
                                                                                ----------------------        ----------------------
Cash flows from operating activities:
  Net income (loss)                                                            $             330,914          $            (105,465)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Change in accrued fees and expense due to
           General Partner and affiliates                                                     40,661                        101,054
        Gain on sale of investment in Local Limited Partnership                             (540,703)                             -
                                                                                ----------------------          --------------------
Net cash used in operating activities                                                       (169,128)                        (4,411)
                                                                                ----------------------          --------------------
Cash flows from investing activities:
        Proceeds from sale of investment in Local Limited Partnership                        540,703                              -
                                                                                ----------------------          --------------------
Net cash provided by investing activities                                                    540,703                              -

Net increase (decrease) in cash and cash equivalents                                         371,575                         (4,411)

Cash and cash equivalents, beginning of period                                                80,667                        106,445
                                                                                ----------------------          --------------------
Cash and cash equivalents, end of period                                       $             452,242          $             102,034
                                                                                ======================          ====================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                                  $                   -          $                   -
                                                                                ======================          ====================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)
                                       9

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2008, if the Partnership were to experience a working capital deficiency.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. While liquidation of the Housing Complexes that have met their compliance period continue to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2007.

As of September 30, 2007 three of the Local Limited Partnerships had completed the 15-year compliance period.

Properties Identified for Disposition and Sales Closed
------------------------------------------------------

The Partnership has identified the Housing Complex of one Local Limited Partnership, Ukiah Terrace, a California limited partnership, ("Ukiah") for disposition. Ukiah owns the Ukiah Terrace Apartments (the "Ukiah Property") located in Ukiah, California. Consistent with the investment objectives of the

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Partnership, the Ukiah Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Ukiah Property. The 15-year federal compliance period has also expired, so there would be no Low Income Housing Tax Credits recapture upon a transfer of the Ukiah Property.

On June 7, June 14, and July 9, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the sale of the Ukiah Property. Definitive materials were filed with the SEC on July 20, 2007 and August 2, 2007, and were disseminated to the Partnerships Limited Partners on July 21, 2007 and August 3, 2007, respectively. As of August 9, 2007, the Partnership achieved 51% approval necessary for disposition. The disposition of Ukiah was closed on August 22, 2007. The Housing Complex sold for $2,720,000. The General Partner of Ukiah Property was paid approximately $430,000, the existing mortgage in the amount of $1,730,000 was paid, $541,000 was distributed to the Partnership and the remaining $19,000 paid title, escrow and legal expenses relating to the disposition. On August 22, 2007 the Partnership received its distribution in the amount of $541,000, with approximately $165,000 to cover proxy cost and fund the Partnership's reserves while the remaining $376,000 will be distributed to the Limited Partners as outlined in the proxy. The distribution to the Limited Partners will be paid on December 31, 2007.

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

"Equity in losses of Local Limited Partnerships" for each period ended September 30, 2007 and 2006 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised,

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment that has reached zero is recognized as distribution income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2007 and March 31, 2007, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2007, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in fourteen Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 745 apartment units. The respective
General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership's business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                                               2007                      2006
                                                                                      ---------------------      -------------------
         Revenues                                                                     $          2,007,000      $         2,025,000
                                                                                      ---------------------      -------------------
         Expenses:
           Operating expenses                                                                      417,000                1,561,000
           Interest expense                                                                        645,000                  420,000
           Depreciation and amortization                                                         1,547,000                  651,000
                                                                                      ---------------------      -------------------
             Total expenses                                                                      2,609,000                2,632,000
                                                                                      ---------------------      -------------------
         Net loss                                                                     $           (602,000)     $          (607,000)
                                                                                      =====================      ===================
         Net loss allocable to the Partnership                                        $           (536,000)     $          (542,000)
                                                                                      =====================      ===================
         Net loss recorded by the Partnership                                         $                  -      $                 -
                                                                                      =====================      ===================

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $105,042 were incurred during each of the six months ended September 30, 2007 and 2006. The Partnership paid the General Partner or its affiliates $171,197 and $9,376 of those fees during the six months ended September 30, 2007 and 2006, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $7,943 and $11,946 during the six months ended September 30, 2007 and 2006, respectively.

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                                                   September 30, 2007            March 31, 2007
                                                                                --------------------------  ------------------------
       Reimbursement for expenses paid by the
           General Partner of an affiliate                                     $                  110,600    $                 3,784
       Accrued asset management fees                                                            2,502,769                  2,568,924
                                                                                --------------------------  ------------------------
       Total                                                                   $                2,613,369    $             2,572,708
                                                                                ==========================  ========================

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2007 and 2006, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2007 consisted primarily of $452,000 in cash. Liabilities at September 30, 2007 consisted primarily of $2,557,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006. The Partnership's net loss for the three months ended September 30, 2007 was $439,000, reflecting an increase of $435,000 from the net income of $(53,000) for the three months ended September 30, 2006. The increase in net income is primarily due to a $541,000 gain on disposal of one of the Local Limited Partnerships during the three months ended September 30, 2007. In addition to gain on disposal, there was also a $3,000 increase in distribution income offset by a decrease of $(9,000) in reporting fees from $9,000 for the three months ended September 30, 2006 to $0 for the three months ended September 30, 2007. There was also a $(100,000) increase in operating expenses which was due to an increase of $(98,000) in legal and accounting fees and an increase of $(2,000) in other expenses.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006. The Partnership's net income for the six months ended September 30, 2007 was $388,000, reflecting an increase of $436,000 from the net loss of $(105,000) for the six months ended September 30, 2006. The increase in net income is primarily due to a gain on disposal of one of the Local Limited Partnerships for $541,000. In addition to gain on disposal, there was also a $4,000 increase in distribution income offset by a decrease of $(8,000) in reporting fees from $9,000 for the six months ended September 30, 2006 to $1,000 for the six months ended September 30, 2007. There was also a $(101,000) increase in operating expenses which was due to an increase of $(98,000) in legal and accounting fees and an increase of $(3,000) in other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Liquidity and Capital Resources

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006. Net cash used during the six months ended September 30, 2007 was $372,000 compared to net cash provided for the six months ended September 30, 2006 of $(4,000). The change is primarily due to the $(117,000) decrease in changes in accrued fees and expenses due to General Partner and/ or its affiliates offset by the gain on sale of Local Limited Partnership. There was a $541,000 increase in cash provided by investing activities due to the proceeds received from the sale of one Local Limited Partnership.

During the six months ended September 30, 2007, accrued payables, which consisted primarily of asset management fees due to the General Partner, decreased by $40,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2008 if the Partnership were to experience a working capital deficit.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: January 28, 2008





By:  /s/ Thomas J. Riha
     ------------------
    Thomas J. Riha
    Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: January 28, 2008