Form 10-Q
period 2007-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2008-09-16
CIK 869660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2007

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

Yes             No        X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___No _X__

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2007


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Balance Sheets
     As of December 31, 2007 and March 31, 2007................................3

   Statements of Operations
     For the Three and Nine Months Ended December 31, 2007 and 2006............4

   Statement of Partners' Deficit
     For the Nine Months Ended December 31, 2007...............................5

   Statements of Cash Flows
     For the Nine Months Ended December 31, 2007 and 2006......................6

   Notes to Financial Statements...............................................7

   Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.........16

   Item 4T. Controls and Procedures...........................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................17

   Item 1A. Risk Factors......................................................17

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......17

   Item 3.  Defaults Upon Senior Securities...................................17

   Item 4.  Submission of Matters to a Vote of Security Holders...............17

   Item 5.  Other Information.................................................17

   Item 6. Exhibits...........................................................17

   Signatures.................................................................18

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)



                                                                      December 31, 2007            March 31, 2007
                                                                   -----------------------      --------------------

ASSETS

Cash                                                               $               61,258      $             80,667
Investments in Local Limited Partnerships, net (Note 2)                                 -                         -
                                                                   -----------------------      --------------------

      Total Assets                                                 $               61,258      $             80,667
                                                                   =======================      ====================



LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

 Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                        $            2,611,780      $          2,572,708
                                                                   -----------------------      --------------------



Partners' deficit:
   General Partner                                                               (187,005)                 (190,181)
   Limited Partners (20,000 Partnership Units authorized;
      17,726 Partnership Units issued and outstanding)                         (2,363,517)               (2,301,860)
                                                                   -----------------------      --------------------

Total partners' deficit                                                        (2,550,522)               (2,492,041)
                                                                   -----------------------      --------------------

     Total Liabilities and Partners' Deficit                       $               61,258      $             80,667
                                                                   =======================      ====================


                 See accompanying notes to financial statements
                                        3

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)

                                                         2007                                     2006
                                          ------------------------------------     ------------------------------------
                                            Three Months        Nine Months         Three Months        Nine Months
                                          -----------------    ---------------     ---------------    -----------------

    Distribution income                   $              -     $       12,090      $        1,500     $          9,284
    Reporting fees                                       -              1,150                   -                8,896
                                          -----------------    ---------------     ---------------    -----------------

        Total operating income                           -             13,240               1,500               18,180
                                          -----------------    ---------------     ---------------    -----------------

    Operating expenses:
      Asset management fees (Note 3)                52,521            157,563              52,521              157,563
      Legal and accounting                           2,486             58,897                 158               15,392
      Bad debt                                      14,866             14,866                   -                    -
      Other                                              -              5,132               1,689                3,789
                                          -----------------    ---------------     ---------------    -----------------

        Total operating expenses                    69,873            236,458              54,368              176,744
                                          -----------------    ---------------     ---------------    -----------------

    Loss from operations                           (69,873)          (223,218)            (52,868)            (158,564)

    Interest income                                     10                161                 113                  344

    Gain on sale of Local Limited
        Partnership                                      -            540,703                   -                    -
                                          -----------------    ---------------     ---------------    -----------------

    Net income (loss)                     $        (69,863)    $      317,646      $      (52,755)    $       (158,220)
                                          =================    ===============     ===============    =================

    Net income (loss) allocated to:
      General Partner                     $           (699)    $        3,176      $         (527)    $         (1,582)
                                          =================    ===============     ===============    =================

      Limited Partners                    $        (69,164)    $      314,470      $      (52,228)    $       (156,638)
                                          =================    ===============     ===============    =================

    Net income (loss) per Partnership
      Unit                                $             (4)    $           18      $           (3)    $             (9)
                                          =================    ===============     ===============    =================

    Outstanding weighted Partnership
      Units                                         17,726             17,726              17,726               17,726
                                          =================    ===============     ===============    =================


                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2007
                                   (unaudited)




                                                         General                 Limited
                                                         Partner                Partners                  Total
                                                     -----------------     --------------------     ------------------

Partners' deficit at March 31, 2007                  $       (190,181)     $        (2,301,860)     $      (2,492,041)

Distributions                                                       -                ( 376,127)              (376,127)

Net income                                                      3,176                  314,470                317,646
                                                     -----------------     --------------------     ------------------

Partners' deficit at December 31, 2007               $        (187,005)    $        (2,363,517)     $      (2,550,522)
                                                     =================     ====================     ==================

                 See accompanying notes to financial statements
                                        5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)


                                                                                 2007                    2006
                                                                           -----------------        ----------------

Cash flows used in operating activities:
  Net income (loss)                                                        $        317,646         $      (158,220)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Advances to a Local Limited Partnership                                      14,866                       -
        Bad debt expense                                                           (14,866)                      -
        Change in accrued fees and expense due to
           General Partner and affiliates                                            39,072                 132,359
        Gain on sale of investment in Local Limited
         Partnership                                                               (540,703)                      -
                                                                           -----------------        ----------------

Net cash used in operating activities                                              (183,985)                (25,861)
                                                                           -----------------        ----------------

Cash flows from investing activities:
        Proceeds from sale of investment in Local Limited
              Partnership                                                           540,703                       -
                                                                           -----------------        ----------------

Cash flows used in financing activities:
        Distributions to Limited Partners                                          (376,127)                      -
                                                                           -----------------        ----------------

Net decrease in cash                                                                (19,409)                (25,861)

Cash, beginning of period                                                            80,667                 106,445
                                                                           -----------------        ----------------

Cash, end of period                                                        $         61,258         $        80,584
                                                                           =================        ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                              $              -         $             -
                                                                           =================        ================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)
7


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization

WNC California Housing Tax Credits II, L.P., a California Limited Partnership (the "Partnership"), was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for Federal Low Income Housing Tax Credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through The General Partner, as the Partnership has no employees of its own.

The Partnership shall continue in full force and effect until December 31, 2050, unless terminated prior to that date pursuant to the partnership agreement or law.

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

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2009.

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

Exit Strategy

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2007 three of the Local Limited Partnerships had completed the 15-year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. While liquidation of the Housing Complexes that have met their compliance period continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Properties Identified for Disposition and Sales Closed

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

On June 7, June 14, and July 9, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the sale of the Ukiah Property. Definitive materials were filed with the SEC on July 20, 2007 and August 2, 2007, and were disseminated to the Partnerships Limited Partners on July 21, 2007 and August 3, 2007, respectively. As of August 9, 2007, the Partnership achieved 51% approval necessary for disposition. The disposition of Ukiah was closed on August 22, 2007. The Housing Complex sold for $2,600,000 plus $120,000 of net current assets to be distributed. The General Partner of Ukiah Property was paid approximately $430,000, the existing mortgage in the amount of $1,730,000 was paid, $541,000 was distributed to the Partnership and the remaining $19,000 paid title, escrow and legal expenses relating to the disposition. On August 22, 2007 the Partnership received its distribution in the amount of $541,000, with approximately $165,000 to fund the Partnership's reserves and reimburse proxy costs while the remaining $376,000 was distributed on December 17, 2007 to the Limited Partners as outlined in the proxy. As of December 31, 2007, the Partnership has not identified any other Local Limited Partnerships for disposition.

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

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2007 and 2006 have been recorded by the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2007, all investment accounts in Local Limited Partnerships have reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2007 and March 31, 2007, the Partnership had no cash equivalents.

Reporting Comprehensive Income

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

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

Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                         2007                             2006
                                                                  --------------------              ------------------

         Revenues                                                 $         2,966,000               $       3,036,000
                                                                  --------------------              ------------------

         Expenses:
           Operating expenses                                               2,268,000                       2,341,000
           Interest expense                                                   617,000                         630,000
           Depreciation and amortization                                      952,000                         977,000
                                                                  --------------------              ------------------
              Total expenses                                                3,837,000                       3,948,000
                                                                  --------------------              ------------------

         Net loss                                                 $          (871,000)              $        (911,000)
                                                                  ====================              ==================

         Net loss allocable to the Partnership                    $          (772,000)              $        (795,000)
                                                                  ====================              ==================

         Net loss recorded by the Partnership                     $                 -               $               -
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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $157,563 were incurred during each of the nine months ended December 31, 2007 and 2006. The Partnership paid the General Partner or its affiliates $171,197 and $14,376 of those fees during the nine months ended December 31, 2007 and 2006, respectively.

(b) A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned for the periods presented.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $7,943 and $30,009 during the nine months ended December 31, 2007 and 2006, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                    December 31, 2007              March 31, 2007
                                                                   ---------------------       -----------------------
       Expenses paid by the General Partner or
           affiliates on behalf of the partnership                 $             56,490        $                3,784
       Accrued asset management fees                                          2,555,290                     2,568,924
                                                                   ---------------------       -----------------------

       Total                                                       $          2,611,780        $            2,572,708
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2007 consisted primarily of $61,000 in cash. Liabilities at December 31, 2007 consisted primarily of $2,612,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006. The Partnership's net loss for the three months ended December 31, 2007 was $(70,000), reflecting an increase of $(17,000) from the net loss of $(53,000) incurred during the three months ended December 31, 2006. The increase in net loss is primarily due to $15,000 of bad debt expense incurred during the three months ended December 31, 2007 compared to no bad debt expense for the three months ended December 31, 2006. This was due to the Partnership advancing $(15,000) to a Local Limited Partnership during the three months ended December 31, 2007 and fully reserving the advance compared to no funds being advanced and reserved for the three months ended December 31, 2006. Additionally there was a $(2,000) increase in legal and accounting fee which was offset by a $2,000 decrease in other operating expenses. There was also a $(2,000) decrease in distribution income. Distribution income fluctuates from period to period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. The Partnership's net income for the nine months ended December 31, 2007 was $318,000, reflecting a net change of $476,000 from the net loss of $(158,000) for the nine months ended December 31, 2006. The net change is primarily due to a gain on disposal of one of the Local Limited Partnerships for $541,000 that occurred during the nine months ended December 31, 2007. Reporting fees decreased $(8,000) and distribution income increased by $3,000, reporting fees and distribution income fluctuates from period to period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Legal and accounting fees increased by $(44,000) due to a timing issue of the accounting work being performed. There was $(15,000) of bad debt expense incurred during the nine months ended December 31, 2007 compared to no bad debt expense for the nine

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

months ended December 31, 2006. This was due to the Partnership advancing $15,000 to a Local Limited Partnership during the nine months ended December 31, 2007 and fully reserving the advance compared to no funds being advanced and reserved for the nine months ended December 31, 2006. Other operating expenses increased by $(1,000) for the nine months ended December 31, 2007.

Capital Resources and Liquidity

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. Net cash used during the nine months ended December 31, 2007 was $(19,000) compared to net cash used for the nine months ended December 31, 2006 of $(26,000). The change is due to the $(93,000) decrease in change in accrued fees and expenses due to General Partner and/ or its affiliates. In addition, there was a $541,000 increase in cash provided by investing activities due to the proceeds received from the sale of one Local Limited Partnership, and an increase of $376,000 of cash used in financing activities for distributions made to the Limited Partners from the sale. Net income of $318,000, net of the $541,000 in gain from the sale of the Local Limited Partnership, resulted in an increase in net loss of $65,000.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2009 if the Partnership were to experience a working capital deficit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 4T.  Controls and Procedures

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

     Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

     This quarterly report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this quarterly report.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 1A.  Risk Factors

          No material changes in risk factors as previously disclosed in the Partnership's Form 10-K.

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

Date: September 16, 2008





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: September 16, 2008