Form 10-Q/A
period 2007-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2009-07-31
CIK 869660

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

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

Yes          No  X
    ---         ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer
                        ---                    ---

Non-accelerated filer  X     Smaller reporting company
                      ---                              ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X
    ---         ---

                                EXPLANATORY NOTE

WNC California Housing Tax Credits II, L.P. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2007 to restate its financial statements as of September 30, 2007 and for the quarter then ended. The originally filed Form 10-Q for the period ended September 30, 2007 had overstatated the accounting and legal expenses. Therefore, the restatement reflects the legal and accounting expenses that were actually incurred for the quarter ended September 30, 2007.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10-Q/A

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheets
                  As of September 30, 2007 and March 31, 2007...........................2

         Statements of Operations
                  For the Three and Six Months Ended September 30, 2007 and 2006........3

         Statement of Partners' Deficit
                  For the Six Months Ended September 30, 2007...........................4

         Statements of Cash Flows
                  For the Six Months Ended September 30, 2007 and 2006..................5

         Notes to Financial Statements..................................................6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................................13

PART II. OTHER INFORMATION

         Signatures .................................................................. 15




                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                            SEPTEMBER 30,   MARCH 31,
                                                                2007           2007
                                                            -----------    -----------
                                                             (Restated)
ASSETS

Cash                                                        $   452,242    $    80,667
Investments in Local Limited Partnerships, net (Note 2)              --             --
                                                            -----------    -----------

      Total Assets                                          $   452,242    $    80,667
                                                            ===========    ===========


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)               $ 2,556,774    $ 2,572,708
                                                            -----------    -----------



Partners' Deficit:
   General Partner                                             (186,306)      (190,181)
   Limited Partners (20,000 Partnership Units authorized;
      17,726 Partnership Units issued and outstanding)       (1,918,226)    (2,301,860)
                                                            -----------    -----------

Total Partners' Deficit                                      (2,104,532)    (2,492,041)
                                                            -----------    -----------

      Total Liabilities and Partners' Deficit               $   452,242    $    80,667
                                                            ===========    ===========


                 See accompanying notes to financial statements



                           WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                               (A California Limited Partnership)

                                    STATEMENTS OF OPERATIONS

                 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                           (UNAUDITED)

                                                    2007                          2006
                                         --------------------------    --------------------------
                                        Three Months    Six Months    Three Months    Six Months
                                         -----------    -----------    -----------    -----------
                                         (Restated)      (Restated)
Distribution income                      $    10,634    $    12,090    $     7,784    $     7,784
Reporting fees                                    --          1,150          8,896          8,896
                                         -----------    -----------    -----------    -----------

    Total operating income                    10,634         13,240         16,680         16,680
                                         -----------    -----------    -----------    -----------

Operating expenses:
  Asset management fees (Note 3)              52,521        105,042         52,521        105,042
  Legal and accounting                        56,411         56,411         15,000         15,234
  Other                                        3,563          5,132          1,842          2,100
                                         -----------    -----------    -----------    -----------

    Total operating expenses                 112,495        166,585         69,363        122,376
                                         -----------    -----------    -----------    -----------

Loss from operations                        (101,861)      (153,345)       (52,683)      (105,696)

Interest income                                   79            151            109            231

Gain on sale of Local Limited
Partnership                                  540,703        540,703             --             --
                                         -----------    -----------    -----------    -----------

Net income (loss)                        $   438,921    $   387,509    $   (52,574)   $  (105,465)
                                         ===========    ===========    ===========    ===========

Net income (loss) allocated to:
  General Partner                        $     4,389    $     3,875    $      (526)   $    (1,055)
                                         ===========    ===========    ===========    ===========

  Limited Partners                       $   434,532    $   383,634    $   (52,048)   $  (104,410)
                                         ===========    ===========    ===========    ===========

Net income (loss) per Partnership Unit   $        25    $        22    $        (3)   $        (6)
                                         ===========    ===========    ===========    ===========

Outstanding weighted Partnership Units        17,726         17,726         17,726         17,726
                                         ===========    ===========    ===========    ===========


                         See accompanying notes to financial statements



                           WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                               (A California Limited Partnership)

                                 STATEMENT OF PARTNERS' DEFICIT

                           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007
                                           (UNAUDITED)


                                                      GENERAL        LIMITED
                                                      PARTNER        PARTNERS        TOTAL
                                                    -----------    -----------    -----------

Partners' deficit at March 31, 2007                 $  (190,181)   $(2,301,860)   $(2,492,041)

Net income, restated                                      3,875        383,634        387,509
                                                    -----------    -----------    -----------

Partners' deficit at September 30, 2007, restated   $  (186,306)   $(1,918,226)   $(2,104,532)
                                                    ===========    ===========    ===========


                         See accompanying notes to financial statements




                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


                                                                          2007          2006
                                                                        ---------    ---------
                                                                       (Restated)
Cash flows from operating activities:

  Net income (loss)                                                     $ 387,509    $(105,465)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Change in accrued fees and expense due to
           General Partner and affiliates                                 (15,934)     101,054
        Gain on sale of Local Limited Partnership                        (540,703)          --
                                                                        ---------    ---------

Net cash used in operating activities                                    (169,128)      (4,411)
                                                                        ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of investment in Local Limited Partnership           540,703           --
                                                                        ---------    ---------

Net cash provided by investing activities                                 540,703           --

Net increase (decrease) in cash                                           371,575       (4,411)

Cash, beginning of period                                                  80,667      106,445
                                                                        ---------    ---------

Cash, end of period                                                     $ 452,242    $ 102,034
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Taxes paid                                                            $      --    $      --
                                                                        =========    =========


                         See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q/A for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)


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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

On June 7, June 14, and July 9, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the sale of the Ukiah Property. Definitive materials were filed with the SEC on July 20, 2007 and August 2, 2007, and were disseminated to the Partnerships Limited Partners on July 21, 2007 and August 3, 2007, respectively. As of August 9, 2007, the Partnership achieved 51% approval necessary for disposition. The disposition of Ukiah was closed on August 22, 2007. The Housing Complex sold for $2,600,000 plus $120,000 of net current assets to be distributed. The General Partner of Ukiah Property was paid approximately $430,000, the existing mortgage in the amount of $1,730,000 was paid, $541,000 was distributed to the Partnership and the remaining $19,000 paid title, escrow and legal expenses relating to the disposition. On August 22, 2007 the Partnership received its distribution in the amount of $541,000, with approximately $165,000 to cover proxy cost and fund the Partnership's reserves while the remaining $376,000 will be distributed to the Limited Partners as outlined in the proxy. The distribution to the Limited Partners is expected to be paid on December 31, 2007.

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment that has reached zero is recognized as distribution income. As of September 30, 2007, all of the investment balances had reached zero.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)


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

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                        2007            2006
                                                     -----------    -----------

         Revenues                                    $ 2,024,000    $ 2,025,000
                                                     -----------    -----------

         Expenses:
           Operating expenses                          1,560,000      1,561,000
           Interest expense                              420,000        420,000
           Depreciation and amortization                 652,000        651,000
                                                     -----------    -----------
              Total expenses                           2,632,000      2,632,000
                                                     -----------    -----------


         Net loss                                    $  (608,000)   $  (607,000)
                                                     ===========    ===========


         Net loss allocable to the Partnership       $  (542,000)   $  (542,000)
                                                     ===========    ===========

         Net loss recorded by the Partnership        $        --    $        --
                                                     ===========    ===========

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

The accrued fees and expenses due to general partner and affiliates consisted of the following at:

                                                      September 30,    March 31,
                                                          2007           2007
                                                       ----------     ----------
                                                       (Restated)

       Reimbursement for expenses paid by the
           General Partner of an affiliate             $   54,005     $    3,784
       Accrued asset management fees                    2,502,769      2,568,924
                                                       ----------     ----------

       Total                                           $2,556,774     $2,572,708
                                                       ==========     ==========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006. The Partnership's net income for the three months ended September 30, 2007 was $439,000, reflecting an increase of $492,000 from the net loss of $(53,000) for the three months ended September 30, 2006. The increase in net income is primarily due to a gain on sale of a Local Limited Partnership of $541,000 for the three months ended September 30, 2007 compared to no gain on sale of Local Limited Partnerships for the three months ended September 30, 2006. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold, or whether or not any Housing Complexes were disposed of in that period. In addition to the gain on disposal, there was also a $3,000 increase in distribution income offset by a decrease of $(9,000) in reporting fees for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was also a $(43,000) increase in operating expenses which was due to an increase of $(41,000) in legal and accounting fees, due to the timing of the accounting work being performed along with an increase of $(2,000) in other expenses.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2006. The Partnership's net income for the six months ended September 30, 2007 was $388,000, reflecting an increase of $493,000 from the net loss of $(105,000) for the six months ended September 30, 2006. The increase in net income is primarily due to a gain on sale of a Local Limited Partnership of $541,000 for the six months ended September 30, 2007 compared to no gain on sale of Local Limited Partnerships for the six months ended September 30, 2006. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold, or whether or not any Housing Complexes were disposed of in that period. In addition to the gain on disposal, there was also a $3,000 increase in distribution income offset by a decrease of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

$(7,000) in reporting fees for the six months ended September 30, 2007 compared to the six months ended September 30, 2006. Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was also a $(44,000) increase in operating expenses which was due to an increase of $(41,000) in legal and accounting fees, due to the timing of the accounting work being performed along with and an increase of $(3,000) in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2006. Net cash provided during the six months ended September 30, 2007 was $372,000 compared to net cash used for the six months ended September 30, 2006 of $(5,000), resulting in an increase of $377,000. The change is largely due to the Partnership receiving $541,000 as a result of the sale of one Local Limited Partnership during the six months ended September 30, 2007 compared to no cash received during the six months ended September 30, 2006 as no Local Limited Partnerships were sold during the period ended September 30, 2006. The $541,000 increase from the sale of the Local Limited Partnership was partially offset due to the Partnership paying the General Partner or an affiliate $(171,000) in accrued asset management fees for the six months ended September 30, 2007 compared to $(9,000) for the six months ended September 30, 2006 resulting in a net increase to the use of cash of $(162,000) for the six months ended September 30, 2007. During the six months ended September 30, 2007 the Partnership reimbursed the General Partner or an affiliate for the operating expenses incurred on behalf of the Partnership $(11,000) compared to $(12,000) reimbursed during the six months ended September 30, 2006, a net increase in cash of $1,000. Lastly the Partnership had a decrease of $(3,000) in operating income for the six months ended September 30, 2007.

During the six months ended September 30, 2007, accrued payables, which consisted primarily of asset management fees due to the General Partner, decreased by $16,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

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

Date: July 30, 2009




By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 30, 2009