Form 10-K
period 2008-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2009-08-03
CIK 869660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the year ended March 31, 2008

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____ No___X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__


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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits II, L.P. (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 13, 1990. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on January 22, 1991, the Partnership commenced a public offering of 20,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering on January 21, 1993, a total of 17,726 Partnership Units representing $17,726,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners".

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated September 15, 1988 (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the Local General Partner will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership originally invested in fifteen Local Limited Partnerships, two of which have been sold or otherwise disposed of as of March 31, 2008. Each of these Local Limited Partnerships owns or did own a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit and twelve of them were eligible for the California Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008.

During the year ended March 31, 2008, the Partnership identified the Housing Complex of a Local Limited Partnership, Ukiah Terrace, a California limited partnership, ("Ukiah") for disposition. Ukiah owns the Ukiah Terrace Apartments (the "Ukiah Property") located in Ukiah, California. Consistent with the investment objectives of the Partnership, the Ukiah Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Ukiah Property. The 15-year federal compliance period has also expired, so there would be no Low Income Housing Tax Credits recapture upon a transfer of the Ukiah Property.

On June 7, June 14, and July 9, 2007, the Partnership filed preliminary consent solicitation materials with the U.S. Securities and Exchange Commission ("SEC") regarding the sale of the Ukiah Property. Definitive materials were filed with the SEC on July 20, 2007 and August 2, 2007, and were disseminated to the Partnerships Limited Partners on July 20, 2007 and August 2, 2007, respectively. As of August 9, 2007, the Partnership achieved 51% approval necessary for disposition. The disposition of Ukiah was closed on August 22, 2007. The Housing Complex sold for $2,600,000 plus $120,000 of net current assets to be distributed. The General Partner of Ukiah Property was paid approximately $430,000, the existing mortgage in the amount of $1,730,000 was paid, $541,000 was distributed to the Partnership and the remaining $19,000 paid title, escrow and legal expenses relating to the disposition. On August 22, 2007 the Partnership received its distribution in the amount of $541,000, with approximately $165,000 being used to fund the Partnership's reserves and reimburse proxy costs while the remaining $376,000 was distributed on December 17, 2007 to the Limited Partners as outlined in the proxy.

On February 22, 2008, the Partnership sold the Housing Complex of another Local Limited Partnership, 601 Main Street ("601"). 601 owns the Phoenix House Apartments ("601 Property") located in Stockton, California. Consistent with the investment objectives of the Partnership, 601 qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The 15-year federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a transfer of the 601 Property. The appraised value was less than the outstanding debt and accrued interest which equated to $5,259,475. Additionally, this property has suffered negative cash flow, low DCR and low occupancy rates for the past several years. The Local General Partner purchased the property for the debt value therefore there was no remaining cash proceeds for the Partnership.

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling these Limited Partnership interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.


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

     a. Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

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

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the LIHTC's up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

     b. Risks related to investment in Local Limited Partnerships and Housing Complexes

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

     Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

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

     Fluctuating economic conditions can reduce the value of real estate. The Partnership's principal business objective is providing its Limited Partners with low income housing tax credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future low income housing tax credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of the beginning of the first year covered by this report, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

     c.   Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

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

If the IRS were  successful in any such  contention,  the anticipated Low Income
Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

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

     New administrative or judicial interpretations of the law might reduce the value of Low Income Housing Tax Credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

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

     d.   Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. In some instances, the delay has been substantial. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a Housing Complex would have a greater amount available for investment than an investor investing in Housing Complexes through the Partnership.

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

     The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that a Series may make investments which are less desirable, or on terms which are less favorable, to the Series than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the
Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

     Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

     The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $25,000, $196,000, and $187,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $196,000 per year through the termination of the Partnership, which must occur no later than December 31, 2037. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

     Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the fourteen Housing Complexes for which the Partnership had ownership during the year and as of December 31, 2007, as of the dates or for the periods indicated:


                                              -------------------------------- ---------------------------------------------
                                                     As of March 31, 2008                  As of December 31, 2007
                                              -------------------------------- ---------------------------------------------
                                                                                                    Estimaged
                                                       Partnership's                                 Aggregate        Mortgage
                                                     Total Investment     Amount of                 Low Income      Balances of
Local Limited                     General Partner    in Local Limited     Investment     Number     Housing Tax    Local Limited
Partnership Name   Location            Name            Partnerships      Paid to Date   of Units    Credits (1)     Partnership
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street    Stockton,      Daniels C. Louge
Investors (3)      California                                    -                 -       165     $ 4,080,000      $ 3,852,000

ADI Development    Delhi,         Anthony Donovan      $   699,000       $   699,000        31       1,757,000        1,153,000
Partners           California

Bayless Garden     Red Bluff,     Douglas W. Young
Apartments         California                            1,110,000         1,110,000        46       2,741,000        1,200,000
Investors

Blackberry         Lodi,          Bonita Homes
Oaks, Ltd          California     Incorporated             463,000           463,000        42       1,063,000        1,852,000

Jacob's            Exeter,        Philip R. Hammond,
Square (2)         California     Jr. and Diane M.
                                  Hammond                1,324,000         1,324,000        45       2,933,000        1,511,000

Mecca   I          Mecca,         Sam Jack, Jr. and
Apartments II      California     Sam Jack and
                                  Associates             2,200,000         2,200,000        60       5,183,000        2,447,000

Nevada Meadows     Grass Valley,  Thomas G. Larson,
                   California     William H. Larson
                                  and Raymond L.
                                  Tetzlaff                 459,000           459,000        34       1,030,000        1,895,000

Northwest          Ivanhoe,       Philip R. Hammond,
Tulare             California     Jr. and Diane M.
Associates (2)                    Hammond                1,226,000         1,226,000        54       2,950,000        1,690,000

Orland             Orland,        Richard E. Huffman
Associates         California     and Robert A. Ginno      432,000           432,000        40         972,000        1,661,000

                                                                                13


                                              -------------------------------- ---------------------------------------------
                                                     As of March 31, 2008                  As of December 31, 2007
                                              -------------------------------- ---------------------------------------------
                                                                                                    Estimated
                                                       Partnership's                                 Aggregate        Mortgage
                                                     Total Investment     Amount of                 Low Income       Balances of
Local Limited                     General Partner    in Local Limited     Investment     Number     Housing Tax    Local Limited
Partnership Name   Location            Name            Partnerships      Paid to Date   of Units    Credits (1)     Partnership
------------------------------------------------------------------------------------------------------------------------------------

Pine Gate          Ahoskie,       Regency
Limited            California     Investment
Partnership                       Associates, Inc.,
                                  Boyd Management,
                                  Inc. and Gordon L.
                                  Blackwell                272,000           272,000        56         611,000        1,396,000

Silver Birch       Huron,         Philip R. Hammond,
Associates         California     Jr. and Diane M.
                                  Hammond                  378,000           378,000        35       1,131,000        1,296,000

Twin Pines         Groveland,     Donald S. Kavanagh
Apartments         California     and John N. Brezzo     1,278,000         1,278,000        39       3,055,000        1,789,000
Associates

Woodlake Garden    Woodlake,      David J. Michael
Apartments         California     and Pamela J.
                                  Michael                  548,000           548,000        48       1,374,000        1,830,000

Yucca-Warren       Joshua Tree,   WNC & Associates,
Vista Associates   California     Inc.                     520,000           520,000        50       1,251,000        2,098,000
                                                        -----------       ----------       ---     -----------      -----------

                                                       $10,909,000       $10,909,000       745     $30,131,000      $25,670,000
                                                       ===========       ===========       ===     ===========      ===========

(1)  Represents  aggregate  anticipated  Low Income  Housing  Tax  Credits to be received  over the 10 year Low  Income  Housing  Tax  Credit  period if the
     Housing  complexes are retained and rented in  compliance  with LIHTC rules for the 15-year Compliance Period. Substantially all of the anticipated Low
     Income  Housing  Tax  Credits  have been  received  from the Local  Limited
     Partnerships.   Accordingly,   the   Partnership   does  not  anticipate  a
     significant amount of Low Income Housing Tax Credits being allocated to the
     Limited partners in the future.

(2)  Identified for disposition and sold subsequent to March 31, 2008.

(3)  The Local Limited Partnership was sold on February 22, 2008.

                                                                                14


                                             ---------------------------------------------------------------
                                                          For the year ended December 31, 2007
                                             ---------------------------------------------------------------
                                                                                                Low Income
                                                                                                Housing Tax
                                                                                                  Credits
               Local Limited                                                                    Allocated to
              Partnership Name                   Rental Income                  Net Loss        Partnership
      ------------------------------------------------------------------------------------------------------

      601 Main Street Investors (3)            $          459,000      $         (344,000)          99%

      ADI Development Partners                            189,000                 (33,000)          90%

      Bayless Garden Apartments Investors                 185,000                (106,000)          99%

      Blackberry Oaks, Ltd                                288,000                  (8,000)          99%

      Jacob's Square (2)                                  256,000                 (88,000)          99%

      Mecca Apartments II                                 242,000                (289,000)          99%

      Nevada Meadows                                      230,000                 (26,000)          99%

      Northwest Tulare Associates (2)                     269,000                (119,000)          99%

      Orland Associates                                   271,000                  (8,000)          99%

      Pine Gate Limited Partnership                       243,000                 (35,000)          99%

      Silver Birch Associates                             177,000                 (72,000)          99%

      Twin Pines Apartments Associates                    194,000                (190,000)          99%

      Woodlake Garden Apartments                          334,000                 (14,000)          95%

      Yucca-Warren Vista Associates, Ltd                  262,000                 (88,000)          99%
                                              -------------------      ------------------
                                                       $3,599,000      $       (1,420,000)
                                              ===================      ==================

                                       15

(2) Identified for disposition and sold subsequent to March 31, 2008.

(3) The Local Limited Partnership was sold on February 22, 2008.

WNC California Housing Tax Credits II, L.P.
March 31, 2008

                                                                      Occupancy Rates
                                                       -------------------------------------------------
                                                                     As of December 31,
                                                       -------------------------------------------------
Local Limited                     General Partner
Partnership Name   Location            Name              2007     2006     2005     2004     2003
--------------------------------------------------------------------------------------------------------

601 Main Street    Stockton,      Daniels C. Louge
Investors          California                             83%      94%      88%      96%       88%

ADI Development    Delhi,         Anthony Donovan        100%      94%     100%      97%      100%
Partners           California


Bayless Garden     Red Bluff,     Douglas W. Young
Apartments         California                             91%     100%      98%      98%       98%
Investors

Blackberry         Lodi,          Bonita Homes           100%     100%     100%     100%      100%
Oaks, Ltd          California     Incorporated

Jacob's Square     Exeter,        Philip R. Hammond,
                   California     Jr. and Diane M.
                                  Hammond                 96%     100%      98%      93%       93%

Mecca              Mecca,         Sam Jack, Jr. and
Apartments II      California     Sam Jack and
                                  Associates              93%      67%      90%      97%       90%

Nevada Meadows     Grass Valley,  Thomas G. Larson,
                   California     William H. Larson
                                  and Raymond L.
                                  Tetzlaff               100%     100%     100%      94%      100%

Northwest          Ivanhoe,       Philip R. Hammond,
Tulare             California     Jr. and Diane M.
Associates                        Hammond                 93%      89%      94%     100%       83%

Orland             Orland,        Richard E. Huffman
Associates         California     and Robert A. Ginno    100%     100%      98%      95%      100%

                                       16

WNC California Housing Tax Credits II, L.P.
March 31, 2008

                                                                      Occupancy Rates
                                                       -------------------------------------------------
                                                                     As of December 31,
                                                       -------------------------------------------------
Local Limited                     General Partner
Partnership Name   Location            Name              2007     2006     2005     2004     2003
--------------------------------------------------------------------------------------------------------

Pine Gate          Ahoskie,       Regency Investment
Limited            California     Associates, Inc.,
Partnership                       Boyd Management,
                                  Inc. and Gordon L.
                                  Blackwell              100%     100%     100%      98%     100%

Silver Birch       Huron,         Philip R. Hammond,
Associates         California     Jr. and Diane M.
                                  Hammond                 97%     100%      94%      94%      97%

Twin Pines         Groveland,     Donald S. Kavanagh
Apartments         California     and John N. Brezzo     100%      95%     100%      97%      95%
Associates

Ukiah Terrace      Ukiah,         Thomas G. Larson,
                   California     William H. Larson
                                  and Raymond L.
                                  Tetzlaff (1)           100%     100%     100%     100%     100%

Woodlake Garden    Woodlake,      David J. Michael
Apartments         California     and Pamela J.
                                  Michael                100%      94%      88%      88%     100%

Yucca-Warren       Joshua Tree,   WNC & Associates,
Vista              California     Inc.                    92%      94%      98%      98%     100%
Associates                                               ----     ----     ----     ----     ----

                                                          96%      94%      96%      96%      96%
                                                         ====     ====     ====     ====     ====

(1) - The Partnership sold its interest in the Local Limited Partnership prior to December 31, 2007.

                                       17

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2008, there were 1,224 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2008, 2007 and 2006 the Partnership made cash distributions to the Limited Partners of $376,126, $0 and $0, respectively, which equated to $21.22, $0 and $0, per Partnership Unit, respectively.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)  The Partnership does not issue common stock.

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2008.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                      For the Years Ending March 31,
                                 -------------------------------------------------------------------------

                                      2008             2007             2006             2005             2004
                                 ---------------   --------------   --------------   -------------   ---------------

ASSETS
Cash                             $       52,219    $      80,667    $     106,445    $    183,262     $     206,876
Due from Local Limited
  Partnership                                 -                -                -               -             3,646
Investments in Local Limited
  Limited Partnerships, net                   -                -                -          86,215         1,546,722
                                 ---------------   --------------   --------------   -------------   ---------------

    Total Assets                 $       52,219    $      80,667    $     106,445    $    269,477  $      1,757,244
                                 ===============   ==============   ==============   =============   ===============

LIABILITIES
Accrued fees and expenses
  due to General Partner and
  affiliates                     $    2,655,974    $   2,572,708    $   2,384,670    $  2,197,622    $    1,997,095
PARTNERS' DEFICIT                    (2,603,755)      (2,492,041)      (2,278,225)     (1,928,145)         (239,851)
                                 ---------------   --------------   --------------   -------------   ---------------

    Total Liabilities and
    Partners' Deficit            $       52,219    $      80,667    $     106,445    $    269,477    $    1,757,244
                                 ===============   ==============   ==============   =============   ===============


Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                For the Years Ended
                                                                     March 31,
                                ------------------------------------------------------------------------------------

                                     2008              2007              2006             2005              2004
                                --------------    -------------     -------------    --------------    -------------
Loss  from operations
(Note 1)                        $    (276,458)    $   (214,243)     $   (264,592)    $  (1,302,773)    $    (992,987)
Equity in losses of Local
  Limited Partnerships                      -                -           (86,213)         (386,175)         (330,980)
Gain on sale of Local
  Limited Partnership                 540,703                -                 -                 -                 -
Interest income                           167              427               725               654             1,950
                                --------------    -------------     -------------    --------------    --------------

Net income (loss)               $     264,412     $   (213,816)     $   (350,080)    $  (1,688,294)    $  (1,322,017)
                                ==============    =============     =============    ==============    ==============

Net income (loss) allocated
allocated to:

   General Partner              $       2,644     $     (2,138)     $     (3,501)    $     (16,882)    $     (13,220)
                                ==============    =============     =============    ==============    ==============

   Limited Partners             $     261,768     $   (211,678)     $   (346,579)    $  (1,671,412)    $  (1,308,757)
                                =============     =============    ==============    ==============    ==============

Net income (loss) per
  Partnership Unit              $       14.77           (11.95)     $     (19.55)    $      (94.29)    $      (73.83)
                                ==============    =============     =============    ==============    ==============
Outstanding weighted
  Partnership Units                    17,726           17,726            17,726            17,726            17,726
                                ==============    =============     =============    ==============    ==============

Note 1-Loss from operations for the years ended March 31, 2008, 2007, 2006, 2005 and 2004 includes a charge for impairment losses on investment in Local Limited Partnerships of $0, $0, $0, $1,054,476 and $744,836, respectively.


                                                      For the Years Ended March 31,
                                 --------------------------------------------------------------------------

                                      2008            2007            2006           2005           2004
                                 --------------   ------------    -----------    -----------    -----------

Net cash provided by
 (used in):

   Operating activities          $    (193,025)   $   (25,778)    $  (76,817)    $  (26,714)    $  (18,466)
   Investing activities                540,703              -              -          3,100          5,303
   Financing activities               (376,126)             -              -              -              -
                                 --------------   ------------    -----------    -----------    -----------
Net change in cash                     (28,448)       (25,778)       (76,817)       (23,614)       (13,163)

Cash, beginning of period               80,667        106,445        183,262        206,876        220,039
                                 --------------   ------------    -----------    -----------    -----------

Cash, end of period              $      52,219    $    80,667     $  106,445    $   183,262     $  206,876
                                 ==============   ============    ===========    ===========    ===========

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                      2007            2006            2005           2004           2003
                                 ------------     ------------    -----------    -----------    -----------

Federal                          $         1      $        12     $       10     $       33     $       36

State                                      -                -              -              -              -
                                 ------------     ------------    -----------    -----------    -----------

Total                            $         1    $          12     $       10     $      33      $       36
                                 ============   =============     ===========    ===========    ===========

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the country-regionStateplaceUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired.

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

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

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

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

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

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

The Partnership's assets at March 31, 2008 consisted of $52,000 in cash. Liabilities at March 31, 2008 consisted of $2,594,000 of accrued asset management fees and $62,000 in advances due to the General Partners. (See "Future Contractual Cash Obligations' below).

Results of Operations

Year  Ended  March  31,  2008   Compared  to  Year  Ended  March  31,  2007  The
Partnership's net income for the year ended March 31, 2008 was $264,000, reflecting an increase of $478,000 from the net loss of $(214,000) experienced for the year ended March 31, 2007. The increase in net income is primarily due to the $541,000 gain on sale of a Local Limited Partnership recorded for the year ended March 31, 2008 compared to no gain for the year ended March 31, 2007 since there were no Local Limited Partnerships sold in the prior year. The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. The asset management fee decreased by $6,000. The decrease is due to the fact that during the year ended March 31, 2008 one Local Limited Partnership was sold, and therefore the annual amount earned decreased. Legal and accounting expenses also increased by $(45,000) due to the timing of the accounting work being performed. During the year ended March 31, 2008 there was an advance for $(17,000) made to a Local Limited Partnership which was also reserved in full as of March 31, 2008 compared to no advances made during the year ended March 31, 2007. The net difference of the reserves was the reason that bad debt increased by $(17,000). The reporting fees decreased by $(3,000) and the distribution income decreased by $(2,000) due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Year  Ended  March  31,  2007   Compared  to  Year  Ended  March  31,  2006  The
Partnership's net loss for the year ended March 31, 2007 was $(214,000), reflecting a decrease of $136,000 from the net loss of $(350,000) experienced for the year ended March 31, 2006. The decrease in net loss is largely due to a decrease of equity in losses of Local Limited Partnerships from $86,000 for the year ended March 31, 2006 to $0 for the year ended March 31, 2007. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of certain Local Limited Partnerships since the Partnerships investment in such Local Limited Partnership had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. This decrease was offset by the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. Along with the decrease of equity in losses of Local Limited Partnerships, there was a decrease in loss from operations of $50,000 to $(214,000) for the year ended March 31, 2007 from $(264,000) for the year ended March 31, 2006. The decrease in loss from operations was primarily caused by a decrease of $33,000 in write-off of advances to Local Limited Partnerships and a decrease of 11,000 in accounting expenses, along with an increase of $4,000 in reporting fees and an increase of $2,000 in distribution income, which is due to the fact that the Local Limited Partnerships pay these fees from available cash flow.

Liquidity and Capital Resources

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 The net decrease in cash during the year ended March 31, 2008 was $(28,000) compared to net decrease in cash for the year ended March 31, 2007 of $(26,000). The net increase in cash used of $(2,000) is due to the increase in proceeds from the sale of investments in Local Limited Partnerships of $541,000, which, as explained above, can vary depending on the value of the Local Limited
Partnership being sold. The proceeds received were offset by a $(376,000) increase in distributions to Limited Partners. The cash used in operating activities increased by $(167,000) largely due to a general increase in loss from operations of $(62,000) and a $(104,000) payment of accrued fees and expenses due to General Partner and affiliates. Net income also increased $478,000.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 The net cash used during the year ended March 31, 2007 was $(26,000), compared to net cash used for the year ended March 31, 2006 of $(77,000). The change was due to a $51,000 decrease in cash used in operating activities. The decrease in cash used in operating activities was primarily caused by a decrease of $33,000 in write-off of advances to Local Limited Partnerships and a decrease of 11,000 in legal and accounting fees, along with an increase of $4,000 in reporting fee income and an increase of $2,000 in distribution income. In addition, there was an increase of $1,000 in the change in accrued fees and expenses due to general partner and affiliates in the year ended March 31, 2007. Additionally, there was a decrease in equity in losses of Local Limited Partnerships of $86,000 from the year ended March 31, 2006 to the year ended March 31, 2007.

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership, Twin Pines Apartments, expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2008 and 2007. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2007, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its Housing Complex, the net proceeds could be significantly less than the carrying value of the respective property's assets. As of December 31, 2007 and 2006, the assets on the books and records of the Local Limited Partnership totaled $1,617,000 and $1,713,000, respectively. Further at December 31, 2007 and 2006, the liabilities on the books and record of the Local Limited Partnership totaled $3,087,000 and $2,993,000, respectively. Consistent with the investment objectives of the Partnership, this Local Limited Partnership qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The 15-year federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a loss of this Local Limited Partnership.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $83,000, $188,000 and $187,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2008:

                                     2009          2010         2011          2012          2013       Thereafter      Total

                                 -----------   -----------   ----------   -----------   -----------   ------------   -----------

Asset management fees (1)        $ 2,736,272   $  142,228    $  142,228   $   142,228   $   142,228   $  5,262,436   $ 8,567,620
                                 -----------   ----------    ----------   -----------   -----------   ------------   -----------
Total contractual cash
   obligations                   $ 2,736,272   $  142,228    $  142,228   $   142,228   $   142,228   $  5,262,436   $ 8,567,620
                                 ===========   ==========    ==========   ===========   ===========   ============   ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2008 have been included in the 2009 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of New Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credits II, L.P.

     We have audited the accompanying balance sheets of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2008 and 2007, and the related statements of operations, partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2008. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
July 27, 2009


                                             WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                  (A California Limited Partnership)

                                                            BALANCE SHEETS


                                                                                              March 31
                                                                                    ------------------------------

                                                                                         2008             2007
                                                                                    --------------   -------------

ASSETS

Cash                                                                                $      52,219    $     80,667
Investments in Local Limited Partnerships, net (Notes 2 and 3)                                  -               -
                                                                                    --------------   -------------

   Total Assets                                                                     $      52,219    $     80,667
                                                                                    ==============   =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                                            $   2,655,974    $  2,572,708
                                                                                    --------------   -------------

Partners' deficit:
   General Partner                                                                       (187,537)       (190,181)
   Limited Partners (20,000 Partnership Units authorized;
    17,726 Partnership Units issued and outstanding)                                   (2,416,218)     (2,301,860)
                                                                                    --------------   -------------

     Total Partners' Deficit                                                           (2,603,755)     (2,492,041)
                                                                                    --------------   -------------

       Total Liabilities and Partners' Deficit                                      $      52,219    $     80,667
                                                                                    ==============   =============



                                               See accompanying notes to financial statements
                                                                    29


                                                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                          (A California Limited Partnership)

                                                               STATEMENTS OF OPERATIONS


                                                              For the Years Ended March 31,
                                                      ----------------------------------------------

                                                           2008             2007            2006
                                                      --------------    ------------    ------------

Distribution income                                   $       7,433     $     9,283     $     6,846
Reporting fees                                                5,806           8,896           4,874
                                                      --------------    ------------    ------------

Total income                                                 13,239          18,179          11,720
                                                      --------------    ------------    ------------

Operating expenses:
   Amortization                                                   -               -               2
   Asset management fees (Note 3)                           203,817         210,084         210,084
   Legal and accounting                                      60,015          15,109          25,972
   Write off of advances to Local Limited
    Partnerships                                             16,412               -          33,303
   Other                                                      9,453           7,229           6,951
                                                      --------------    ------------    ------------

     Total operating expenses                               289,697         232,422         276,312
                                                      --------------    ------------    ------------

Loss from operations                                       (276,458)       (214,243)       (264,592)

Gain  on  sale  of  investment  in  Local  Limited
Partnership                                                 540,703               -               -

Equity  in losses  of Local  Limited  Partnerships
   (Note 2)                                                       -               -         (86,213)

Interest income                                                 167             427             725
                                                      --------------    ------------    ------------

Net income (loss)                                     $     264,412     $  (213,816)    $   (350,080)
                                                      ==============    ============    ============

Net income (loss) allocated to:
   General Partner                                    $       2,644     $    (2,138)    $     (3,501)
                                                      ==============    ============    ============

   Limited Partners                                   $     261,768     $  (211,678)    $   (346,579)
                                                      ==============    ============    ============

Net income (loss) per Partnership Unit                $       14.77     $    (11.95)    $     (19.55)
                                                      ==============    ============    ============

Outstanding weighted Partnership Units                       17,726          17,726          17,726
                                                      ==============    ============    ============

                                               See accompanying notes to financial statements
                                                                    30


                                                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                          (A California Limited Partnership)

                                                            STATEMENTS OF PARTNERS' DEFICIT

                                                 For The Years Ended March 31, 2008, 2007, and 2006


                                                               General             Limited             Total
                                                               Partners            Partners
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2005                         $     (184,542)     $   (1,743,603)    $    (1,928,145)

Net loss                                                            (3,501)           (346,579)           (350,080)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2006                               (188,043)         (2,090,182)         (2,278,225)

Net loss                                                            (2,138)           (211,678)           (213,816)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2007                               (190,181)         (2,301,860)         (2,492,041)

Net Income                                                           2,644             261,768             264,412

Distributions                                                            -            (376,126)           (376,126)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2008                         $     (187,537)     $   (2,416,218)    $    (2,603,755)
                                                            ===============     ===============    ===============

                                               See accompanying notes to financial statements
                                                                  31


                                                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                          (A California Limited Partnership)

                                                               STATEMENTS OF CASH FLOWS

                                                                For the Years Ended March 31,
                                                          -------------------------------------------

                                                             2008            2007            2006
                                                          ------------    ------------    -----------

Cash flows from operating activities:
  Net income (loss)                                       $   264,412     $  (213,816)    $ (350,080)
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Advances made to Local Limited Partnerships               (16,412)              -        (33,303)
    Write off of advances made to Local Limited
     Partnerships                                              16,412               -         33,303
    Amortization                                                    -               -              2
    Equity in losses of Local Limited Partnerships                  -               -         86,213
    Change in accrued fees and expenses due to
     General Partner and affiliates                            83,266         188,038        187,048
    Gain on sale of investment in Local Limited
     Partnership                                              (540,70)              -              -
                                                          ------------    ------------   -----------

Net cash used in operating activities                        (193,025)        (25,778)       (76,817)
                                                          ------------    ------------    -----------

Cash flows from investing activities:
    Proceeds from sale of investment in Local Limited
     Partnership                                              540,703               -              -
                                                          ------------    ------------    -----------

       Net cash provided by investing activities
                                                              540,703               -              -
                                                          ------------    ------------    -----------

Cash flows from financing activities:
    Distributions to Limited Partners                        (376,126)              -              -
                                                          ------------    ------------    -----------

       Net cash used in financing activities                 (376,126)              -              -
                                                          ------------    ------------    -----------

Net decrease in cash                                          (28,448)        (25,778)       (76,817)

Cash, beginning of period                                      80,667         106,445        183,262
                                                          ------------    ------------    -----------

Cash, end of period                                       $    52,219     $    80,667     $  106,445
                                                          ============    ============    ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Taxes paid                                              $       800     $       800     $      800
                                                          ============    ============    ===========

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

               For the Years Ended March 31, 2008, 2007, and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC California Housing Tax Credits II, L.P., a California Limited Partnership (the "Partnership"), was formed on September 13, 1990 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner is WNC Tax Credit Partners, L.P. (the "General partner"). WNC & Associates, Inc. ("Associates"), and Wilfred N. Cooper, Sr., are the General Partners of WNC Tax Credit Partners, L.P. The chairman and president owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

The Partnership shall continue to be in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 20,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in January 1993 at which time 17,726 Partnership Units representing subscriptions in the amount of $17,726,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership ("Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

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

                For the Years Ended March 31, 2008, 2007 and 2006

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnershi's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or their affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

--------------------------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2010.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008.

During the year ended March 31, 2008, the Partnership identified the Housing Complex of a Local Limited Partnership, Ukiah Terrace, a placeStateCalifornia limited partnership, ("Ukiah") for disposition. Ukiah owns the Ukiah Terrace Apartments (the "Ukiah Property") located in Ukiah, California. Consistent with the investment objectives of the Partnership, the Ukiah Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Ukiah Property. The 15-year federal compliance period has also expired, so there would be no Low Income Housing Tax Credits recapture upon a transfer of the Ukiah Property.

On June 7, June 14, and July 9, 2007, the Partnership filed preliminary consent solicitation materials with the U.S. Securities and Exchange Commission ("SEC") regarding the sale of the Ukiah Property. Definitive materials were filed with the SEC on July 20, 2007 and August 2, 2007, and were disseminated to the Partnerships Limited Partners on July 21, 2007 and August 3, 2007, respectively. As of August 9, 2007, the Partnership achieved 51% approval necessary for disposition. The disposition of Ukiah was closed on August 22, 2007. The Housing Complex sold for $2,600,000 plus $120,000 of net current assets to be distributed. The General Partner of Ukiah Property was paid approximately $430,000, the existing mortgage in the amount of $1,730,000 was paid, $541,000 was distributed to the Partnership and the remaining $19,000 paid title, escrow and legal expenses relating to the disposition. On August 22, 2007 the Partnership received its distribution in the amount of $541,000, with approximately $165,000 being used to fund the Partnership's reserves and reimburse proxy costs while the remaining $376,000 was distributed on December 17, 2007 to the Limited Partners as outlined in the proxy.

On February 22, 2008, the Partnership  sold the Housing Complex of another Local

--------------------------------------------------------------------------------

Limited Partnership, 601 Main Street ("601"). 601 owns the Phoenix House Apartments ("601 Propert") located in Stockton, California. Consistent with the investment objectives of the Partnership, 601 qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The 15-year federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a transfer of the 601 Property. The appraised value was less than the outstanding debt and accrued interest which equated to $5,259,475. Additionally, this property has suffered negative cash flow, low DCR and low occupancy rates for the past several years. The Local General Partner purchased the property for the debt value therefore there was no remaining cash proceeds for the Partnership.

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling these Local Limited Partnerships interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results, estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

--------------------------------------------------------------------------------

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the placecountry-regionUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2008 and 2007, the Partnership had no cash equivalents.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

--------------------------------------------------------------------------------

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 15"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFA 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnersh's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the targe's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that

--------------------------------------------------------------------------------

when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of March 31, 2008 and 2007, the Partnership owns Local Limited Partnership interests in 13 and 15 Local Limited Partnerships, respectively. As of March 31, 2008 and 2007, these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 580 and 786 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2008 and 2007, are approximately $6,129,000 and $5,240,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to

-------------------------------------------------------------

the  acquisition  of  the  investments   which  have  been  capitalized  in  the
Partnership's investment account along with impairment losses recorded in the Partnership's investment account.

At March 31, 2008, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2008, 2007 and 2006, amounting to approximately $1,405,000, $1,084,000 and $1,061,000, respectively, have not been recognized. As of March 31, 2008, the aggregate share of net losses not recognized by the Partnership amounted to $4,955,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years Ended
                                                                                March 31,
                                                            --------------------------------------------------
                                                                2008             2007               2006
                                                            -------------   ---------------    ---------------

Investments per balance sheet, beginning of period          $          -    $            -     $       86,215
Distributions received from Local Limited Partnerships                 -                 -                  -
Equity in losses of Local Limited Partnerships                         -                 -             (86,213)
Impairment loss                                                        -                 -                   -
Amortization of capitalized acquisition fees and costs                 -                 -                  (2)
                                                            -------------   ---------------    ---------------

Investments per balance sheet, end of period                $          -    $            -     $             -
                                                            =============   ===============    ===============

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                                        COMBINED CONDENSED BALANCE SHEETS

                                                                 2007                2006
                                                            ---------------     ---------------

ASSETS

Buildings and improvements (net of accumulated
   depreciation for 2007 and 2006 of $17,751,000
   and $17,874,000, respectively)                           $   20,503,000      $   22,296,000
Land                                                             2,187,000           2,465,000
Other assets                                                     3,099,000           3,466,000
                                                            ---------------     ---------------

   Total assets                                             $   25,789,000      $   28,227,000
                                                            ===============     ===============

LIABILITIES

Mortgage loans payable                                      $   25,670,000      $   28,084,000
Due to related parties                                           1,122,000           1,123,000
Other liabilities                                                5,594,000           4,658,000
                                                            ---------------     ---------------

   Total liabilities                                            32,386,000          33,865,000
                                                            ---------------     ---------------

PARTNERS' DEFICIT

WNC California Housing Tax Credits II, L.P.                     (6,129,000)         (5,240,000)
Other partners                                                    (468,000)           (398,000)
                                                            ---------------     ---------------

   Total partners' deficit                                      (6,597,000)         (5,638,000)
                                                            ---------------     ---------------

     Total liabilities and partners' deficit                $   25,789,000      $   28,227,000
                                                            ===============     ===============

-------------------------------------------------------------


                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2007                2006               2005
                                                            ---------------     ---------------    ----------------

Revenues                                                    $    3,734,000      $    4,050,000     $     4,000,000
                                                            ---------------     ---------------    ----------------

Expenses:
  Operating expenses                                             3,151,000           3,123,000           3,087,000
  Interest expense                                                 769,000             839,000             850,000
  Depreciation and amortization                                  1,234,000           1,303,000           1,281,000
                                                            ---------------     ---------------    ----------------


   Total expenses                                                5,154,000           5,265,000           5,218,000
                                                            ---------------     ---------------    ----------------

  Net operating  loss
                                                            $   (1,420,000)     $   (1,215,000)    $    $1,218,000)
                                                            ---------------     ---------------    ----------------

Net income (loss) allocable to the Partnership              $   (1,405,000)     $  (1,084,000)     $    (1,152,000)
                                                            ===============     ===============    ================

Net income (loss) recorded by the Partnership               $            -      $              -   $       (86,000)
                                                            ===============     ===============    ================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2008 and 2007. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2007, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its Housing Complex, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2007 and 2006, the assets on the books and records of the Local Limited Partnership totaled $1,617,000 and $1,713,000, respectively. Further at December 31, 2007 and 2006, the liabilities on the books and record of the Local Limited Partnership totaled $3,087,000 and $2,993,000, respectively. Consistent with the investment objectives of the Partnership, this Local Limited Partnership qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The 15-year federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a loss of this Local Limited Partnership.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

     Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,595,340. Accumulated amortization of these capitalized costs was $1,595,340 for all periods presented.

     Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $1,520 which have been included in investments in Local Limited Partnerships. Accumulated amortization of the acquisition costs was $1,520 for all periods presented.

     An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Asset" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $203,817, $210,184, and $210,184 were incurred during the years ended March 31, 2008, 2007 and 2006, respectively, of which $178,697, $14,376 and $23,440 was paid during the years ended March 31, 2008, 2007 and 2006, respectively.

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $7,943, $30,009 and $28,100 during the years ended March 31, 2008, 2007 and 2006, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                                               March 31,
                                                                                      -----------------------------

                                                                                         2008            2007
                                                                                      ------------   --------------

Expenses paid by the General Partners
  or an affiliate on behalf of the Partnership                                        $    61,930    $       3,784

Asset management fee payable                                                            2,594,044        2,568,924
                                                                                      ------------   --------------

Total                                                                                 $ 2,655,974    $   2,572,708
                                                                                      ============   ==============

The General  Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.


                                             WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                  (A California Limited Partnership)

                                               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                           For the Years Ended March 31, 2008, 2007 and 2006


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2008
               ----

Income                                  $        3,000      $       10,000     $           -       $            -

Operating expenses                             (54,000)           (112,000)          (70,000)             (54,000)

Loss from operations                           (51,000)           (102,000)          (70,000)             (54,000)

Gain on sale of Local
   Limited Partnership                               -             541,000                 -                    -

Net income (loss)                              (51,000)            439,000           (70,000)             (54,000)

Net Income (loss) available to
   Limited Partners                            (51,000)            435,000           (69,000)             (53,000)

Net Income(loss) per Partnership
   Unit                                             (3)                 25                (4)                  (3)



                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2007
               ----

Income                                 $            -       $       17,000     $        2,000      $            -

Operating expenses                            (53,000)             (69,000)           (55,000)            (56,000)

Loss from operations                          (53,000)             (52,000)           (53,000)            (56,000)

Net loss                                      (53,000)             (52,000)           (53,000)            (56,000)

Net loss available to Limited
   Partners                                   (52,000)             (52,000)           (52,000)            (56,000)

Net loss per Partnership Unit                      (3)                  (3)                (3)                (3)


---------------------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2006
               ----

Income                                  $        4,000      $        8,000     $            -      $            -

Operating expenses                             (55,000)            (66,000)           (99,000)            (57,000)

Equity in losses of Local Limited
   Partnerships                                (49,000)            (37,000)                 -                   -

Loss from operations                          (100,000)            (95,000)           (99,000)             (57,000)

Net loss                                      (100,000)            (95,000)           (99,000)             (57,000)

Net loss available to Limited
   Partners                                    (99,000)            (94,000)           (98,000)             (56,000)

Net loss per Partnership Unit                       (6)                 (5)                (6)                  (3)


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

     Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling these Limited Partnership interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

((a)     Disclosure controls and procedures
         ----------------------------------

          As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

          The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership's periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership's inability to file its periodic reports in a timely manner.

          Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership's periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership's periodic reports.

(b)      Management's annual report on internal control over financial reporting
         -----------------------------------------------------------------------

          The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

               (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

               (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership's receipts and expenditures are being made only in accordance with authorization of the management of Associates; and

               (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

          All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

          Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2008. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

          For purposes of the Securities Exchange Act of 1934, the term "material weakness" is a deficiency, or a combination of deficiencies, in a reporting company's internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption "Disclosure Controls and Procedures," the Partnership's internal control over financial reporting has not been effective in permitting timely reporting of the Partnership's financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

     (a)  Identification of Directors, (b) Identification of Executive Officers,
          ----------------------------------------------------------------------
          (c)  Identification  of  Certain  Significant  Employees,  (d)  Family
          ----------------------------------------------------------------------
          Relationships, and (e) Business Experience
          ------------------------------------------

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

Wilfred N. Cooper, Sr.        Chairman
Wilfred N. Cooper, Jr.        President and Chief Executive Officer
David N. Shafer, Esq.         Executive Vice President
Michael J. Gaber              Executive Vice President
Sylvester P. Garban           Senior Vice President - Institutional Investments
Thomas J. Riha, CPA           Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth       Vice President - Asset Management
Gregory S. Hand               Vice President - Acquisitions
Melanie R. Wenk               Vice President - Portfolio Management & Accounting
Kay L. Cooper                 Director of WNC & Associates, Inc.
Jennifer E. Cooper            Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

Wilfred N. Cooper, Sr., age 77, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 45, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
                                   ----------------------------    -------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
------
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay
Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 56, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 42, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 62, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 53, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since

1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 57, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 44, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 41, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California State Polytechnic University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Kay L. Cooper, age 72, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 46, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     None.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor the General Partners, has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act
     -------------------------------------------------

     None.

(l)  Code of Ethics
     --------------

     Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

Item 11.  Executive Compensation

     The General  Partners and their  Affiliates are not permitted under Section
     5.6 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

(a)  Compensation for Services

     For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual Asset Management Fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $203,817, $210,084, and $210,084 were incurred during the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership paid the General Partners and or their affiliates $178,697, $14,376 and $23,440 of those fees during the each of the years ended March 31, 2008, 2007 and 2006, respectively.

     Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)  Operating Expenses

     Reimbursement to a General Partner or any of its Affiliates of operating cash expenses is subject to specific restrictions in Section 5.3.3 of the Partnership's Agreement of Limited Partnership (the "Agreement,"
     incorporated as Exhibit 3.1 to this report). The Agreement defines "Operating Cash Expenses" as

          " . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount"

     The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4(ii), "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

     The unpaid operating expenses reimbursable to the General Partner or its affiliates were $61,930, $3,784 and $11,954 for the year ended March 31, 2008, 2007 and 2006, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $7,943, $30,009 and $28,100 during the years ended March 31, 2008, 2007 and 2006, respectively.

(c)  Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated which approximated $200, $2,200 and $1,900 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2007, 2006 and 2005, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2008, 2007 and 2006. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no distributions of cash to the General Partner during the years ended March 31, 2008, 2007 and 2006.

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

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partners, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates or its affiliates own directly or beneficially any Partnership Units.

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

     First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partners may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partners of the Partnership and elect a successor General Partner.


Item 13.  Certain Relationships and Related Transactions

The General Partners manage all of the Partnership's affairs. The transactions with the General Partners are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                             2008                2007
                                        ---------------     ---------------

Audit Fees                              $       45,525      $       12,109
Audit-related Fees                                   -                   -
Tax Fees                                         2,755               3,000
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                   $       48,280      $       15,109
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2008 and 2007
         Statements of Operations for the years ended March 31, 2008, 2007 and 2006
         Statements of Partners' Deficit for the years ended March 31, 2008, 2007 and 2006
         Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006
         Notes to Financial Statements

(a)(2)   List of Financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------

         Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)   Exhibits.
         ---------

3.1      Agreement  of Limited  Partnership  dated  September  15, 1988 filed as
         Exhibit 28.1 to Form 10-K for the year ended December 31, 1992 is hereby incorporated herein by reference as Exhibit 3.1.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2002. (filed herewith)

32.1 Section 1350, to Certification of the Chief Executive Officer. (filed herewith)

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

99.4     Second  Amended  and  Restated   Agreement  of  Limited  Partnership of
         Warren Vista, Ltd. dated July 15, 1991 filed as exhibit 10.4 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.4.

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

99.7 Amended and Restated Agreement of Limited Partnership of ADI Develop-ment Partners dated January 2, 1992 filed as exhibit 10.7 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.7.

99.8 Amended and Restated Agreement of Limited Partnership of Bayless Garden Apartment Investors dated January 2, 1992 filed as exhibit 10.8 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.8.

99.9 Third Amended and Restated Agreement of Limited Partnership of Twin Pines Apartment Associates dated January 2, 1992 filed as exhibit 10.9 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.9.


99.10 Amended and Restate Agreement of Limited Partnership of Blackberry Oaks, Ltd. dated January 15, 1992 filed as exhibit 10.10 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.10.


99.11 Amended and Restated Agreement of Limited Partnership of Mecca Apart-ments II dated January 15, 1992 filed as exhibit 10.11 to Form 1-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.11.


99.12 Amended and Restated Agreement of Limited Partnership of Silver Birch Limited Partnership dated November 23, 1992 filed as exhibit 10.12 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.12.


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

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                     -----------------------------------------   ---------------------------------------------------
                                              As of March 31, 2008                                As of December 31, 2007
                                     -----------------------------------------   ---------------------------------------------------

                                                                     Mortgage
                                                        Amount of   Balances of
                                 Total Investment in   Investment      Local
Local Limited                       Local Limited         Paid        Limited              Buildings and   Accumulated     Net Book
Partnership Name   Location         Partnerships        to Date    Partnership     Land     Improvements   Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street    Stockton,                 -               -     $ 3,852,000   $ 80,000   $ 5,486,500    $ 3,063,000   $25,032,000
Investors (1)      California

ADI Development    Delhi,          $   699,000        $  699,000     1,153,000    108,000     1,912,000        771,000     1,249,000
Partners           California

Bayless Garden     Red Bluff,
Apartments         California         1,110,000        1,110,000     1,200,000     95,000     2,431,000      1,406,000     1,120,000
Investors

Blackberry         Lodi,                463,000          463,000     1,852,000    225,000     2,259,000        909,000     1,575,000
Oaks, Ltd          California

Jacob's            Exeter,            1,324,000        1,324,000     1,511,000    304,000     2,660,000      1,387,000     1,577,000
Square (2)         California

Mecca              Mecca,             2,200,000        2,200,000     2,447,000    259,000     4,117,000      1,400,000     2,976,000
Apartments II      California

Nevada Meadows     Grass Valley,
                   California           459,000          459,000     1,895,000    298,000     2,335,000        832,000     1,801,000

Northwest Tulare   Ivanhoe,           1,226,000        1,226,000     1,690,000    225,000     2,843,000      1.676,000     1,392,000
Associates (2)     California

Orland             Orland,              432,000          432,000     1,661,000    216,000     2,169,000        867,000     1,518,000
Associates         California

Pine Gate          Ahoskie,             272,000          272,000     1,396,000     75,000     1,975,000        656,000     1,394,000
Limited            California
Partnership
                                                                                56


WNC California Housing Tax Credit II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                     -----------------------------------------   ---------------------------------------------------
                                              As of March 31, 2008                                As of December 31, 2007
                                     -----------------------------------------   ---------------------------------------------------

\                                                                       Mortgage
                                                        Amount of      Balances of
                                 Total Investment In   Investment        Local
Local Limited                       Local Limited         Paid          Limited            Buildings and   Accumulated     Net Book
Partnership Name   Location         Partnerships        to Date       Partnership  Land     Improvements   Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch       Huron,               378,000          378,000     1,296,000     75,000     1,735,000        924,000       886,000
Associates         California

Twin Pines         Groveland,
Apartments         California         1,278,000        1,278,000     1,789,000     45,000     3,348.000      1,946,000     1,446,000
Associates

Woodlake Garden    Woodlake,
Apartments         California           548,000          548,000     1,830,000    113,000     2,468,000      1,041,000     1,540,000


Yucca-Warren       Joshua Tree,         520,000          520,000     2,098,000     69,000     2,517,000        873,000     1,713,000
Vista              California      -------------     ------------  ------------ ----------    ----------   ------------  -----------
Associates
                                   $  10,909,000     $10,909,000   $25,670,000 $2,187,000  $ 38,254,000   $ 17,751,000  $ 22,690,000
                                   =============     ============  =========== ==========  ============   ============  ============

   (1) The Local Limited Partnership was sold on February 22, 2008.
   (2) These Local Limited partnerships were sold subsequent to March, 31, 2008.

                                                                                57

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                     -----------------------------------------------------------------------------------------------
                                                                    For the year ended December 31, 2007
                                     -----------------------------------------------------------------------------------------------
                                                                           Year                   Estimated
                                                                         Investment                Useful
Local Limited Partnership Name            Rental Income    Net Loss       Acquired     Status    Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors (1)           $    459,000      $(344,000)         1991    Completed        39

ADI Development Partners                     189,000        (33,000)         1991    Completed        40

Bayless Garden Apartments Investors          185,000       (106,000)         1992    Completed      27.5

Blackberry Oaks, Ltd.                        288,000         (8,000)         1992    Completed        40

Jacob's Square (2)                           256,000        (88,000)         1993    Completed      27.5

Mecca Apartments II                          242,000       (289,000)         1993    Completed        40

Nevada Meadows                               230,000        (26,000)         1993    Completed        40

Northwest Tulare Associates (2)              270,000       (119,000)         1991    Completed      27.5

Orland Associates                            271,000         (8,000)         1991    Completed        40

Pine Gate Limited Partnership                243,000        (35,000)         1994    Completed        50

Silver Birch Associates                      177,000        (72,000)         1992    Completed      27.5

Twin Pines Apartments Associates             194,000       (190,000)         1991    Completed      27.5

Woodlake Garden Apartments                   334,000        (14,000)         1991    Completed        40

Yucca-Warren Vista Associates, Ltd.          262,000        (88,000)         1991    Completed        50
                                             -------       --------

                                        $  3,599,000    $(1,420,000)
                                        ============    ============

   (1) The Local Limited Partnership was sold on February 22, 2008.
   (2) These Local Limited partnerships were sold subsequent to March, 31, 2008.

                                                                                58

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                      -----------------------------------------   ----------------------------------------
                                                As of March 31, 2007                        As of December 31, 2006
                                      -----------------------------------------   ----------------------------------------
                                                                      Mortgage
                                                       Amount of     Balances of
                                  Local Investment     Investment      Local
Local Limited                     in Local Limited       Paid          Limited              Buildings and   Accumulated     Net Book
Partnership Name   Location         Partnerships        to Date      Partnership    Land     Improvements   Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street    Stockton,       $  1,656,000      $  1,656,000   $ 3,873,000   $  80,000   $ 5,484,000   $ 2,868,000  $ 2,696,000
Investors          California

ADI Development    Delhi,               699,000           699,000     1,163,000     108,000     1,892,000       720,000    1,280,000
Partners           California

Bayless Garden     Red Bluff,
Apartments         California         1,110,000         1,110,000     1,214,000      95,000     2,514,000     1,406,000    1,203,000
Investors

Blackberry         Lodi,                463,000           463,000     1,864,000     225,000     2,256,000       845,000    1,636,000
Oaks, Ltd          California

Jacob's Square     Exeter,            1,324,000         1,324,000     1,525,000     304,000     2,640,000     1,282,000    1,662,000
                   California

Mecca              Mecca,             2,200,000         2,200,000     2,459,000     259,000     4,102,000     1,300,000    3,061,000
Apartments II      California

Nevada Meadows     Grass Valley,
                   California           459,000           450.000     1,865,000     289,000     2,308,000       774,000    1,832,000


Northwest          Ivanhoe,           1,226,000         1,226,000     2,266,000     225,000     2,821,000     1,567,000    1,478,000
Tulare             California
Associates

Orland             Orland,              432,000           432,000     1,670,000     216,000     2,074,000       811,000    1,479,000
Associates         California

Pine Gate          Ahoskie,             272,000           272,000     1,405,000      75,000     1,959,000       612,000    1,422,000
Limited            California
Partnership                                                                     59


WNC California Housing Tax Credit II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                      -----------------------------------------   ----------------------------------------
                                                As of March 31, 2007                        As of December 31, 2006
                                      -----------------------------------------   ----------------------------------------
                                                                      Mortgage
                                                       Amount of     Balances of
                                  Local Investment     Investment       Local
Local Limited                     in Local Limited       Paid          Limited              Buildings and   Accumulated     Net Book
Partnership Name   Location         Partnerships        to Date      Partnership    Land     Improvements   Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch       Huron,               378,000           378,000    1,304,000       75,000     1,710,000       859,000      926,000
Associated         California

Twin Pines         Groveland,
Apartments         California         1,278,000         1,278,000    1,789,000       45.000     3,335,000     1,825,000    1,555,000
Associates

Ukiah Terrace      Ukiah,               349,000           349,000    1,733,000      278,000     2,090,000     1,206,000    1,162,000
                   California

Woodlake           Woodlake,
Garden             California           548,000           548,000    1,846,000      113,000     2,468,000       977,000    1,604,000
Apartments

Yucca-Warren       Joshua Tree,
Vista              California           520,000           520,000    2,108,000       69,000     2,517,000       821,000    1,765,000
Associates                           -----------      -----------  -----------   -----------  ------------   ----------  -----------

                                   $ 12,914,000      $ 12,914,000 $ 28,084,000   $2,465,000   $40,170,000   $17,874,000  $24,761,000
                                   =============     ============ ============   ===========  ============  ============ ===========

                                                                                60

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                             ---------------------------------------------------------------------------------------
                                                                    For the year ended December 31, 2006
                                             ---------------------------------------------------------------------------------------
                                                                          Year Investment              Estimated Useful
Local Limited Partnership Name        Rental Income   Net Income (Loss)      Acquired       Status       Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors              $   510,000      $  (316,000)           1991        Completed          39

ADI Development Partners                   180,000          (62,000)           1991        Completed          40

Bayless Garden Apartments Investors        198,000          (96,000)           1992        Completed        27.5

Blackberry Oaks, Ltd.                      287,000          (21,000)           1992        Completed          40

Jacob's Square                             245,000          (98,000)           1993        Completed        27.5

Mecca Apartments II                        268,000         (186,000)           1993        Completed          40

Nevada Meadows                             230,000          (50,000)           1993        Completed          40

Northwest Tulare Associates                248,000          (98,000)           1991        Completed        27.5

Orland Associates                          272,000           (6,000)           1991        Completed          40

Pine Gate Limited Partnership              243,000          (21,000)           1994        Completed          50

Silver Birch Associates                    177,000          (46,000)           1992        Completed        27.5

Twin Pines Apartments Associates           194,000         (146,000)           1991        Completed        27.5

Ukiah Terrace                              210,000          (71,000)           1991        Completed        27.5

Woodlake Garden Apartments                 322,000           18,000            1991        Completed          40

Yucca-Warren Vista Associates, Ltd.        309,000          (16,000)           1991        Completed          50
                                       -----------       ----------

                                       $ 3,893,000      $(1,215,000)
                                       ============     ============

                                                                                61

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                            -----------------------------------------   -----------------------------------
                                                     As of March 31, 2006                     As of December 31, 2005
                                            -----------------------------------------   -----------------------------------
                                                                      Mortgage
                                                        Amount of    Balances of
                                 Total Investment in    Investment      Local
Local Limited                       Local Limited          Paid        Limited                Buildings and   Accumulated   Net Book
Partnership Name   Location          Partnerships        to Date      Partnership    Land     Improvements    Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street    Stockton,       $ 1,656,000       $ 1,656,000     $ 3,894,000  $  80,000   $ 5,484,000   $ 2,673,000  $ 2,891,000
Investors          California

ADI Development    Delhi,              699,000           699,000       1,173,000    108,000     1,893,000       671,000    1,330,000
Partners           California

Bayless Garden     Red Bluff,
Apartments         California        1,110,000         1,110,000       1,226,000     95,000     2,509,000     1,314,000    1,290,000
Investors

Blackberry         Lodi,               463,000           463,000       1,875,000    225,000     2,255,000       780,000    1,700,000
Oaks, Ltd          California

Jacob's Square     Exeter,           1,324,000         1,324,000       1,538,000    304,000     2,627,000     1,178,000    1,753,000
                   California

Mecca              Mecca,            2,200,000         2,200,000       2,470,000    259,000     4,102,000     1,201,000    3,160,000
Apartments II      California

Nevada Meadows     Grass Valley,
                   California          459,000           459,000       1,877,000    298,000     2,301,000       717,000    1,882,000

Northwest Tulare   Ivanhoe,          1,226,000         1,226,000       1,706,000    225,000     2,803,000     1,462,000    1,566,000
Associates         California

Orland             Orland,             432,000           432,000       1,678,000    216,000     2,074,000       756,000    1,534,000
Associates         California

Pine Gate          Ahoskie,            272,000           272,000       1,413,000     75,000     1,959,000       560,000    1,474,000
Limited            California
Partnership                                                                     62

WNC California Housing Tax Credit II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                            ----------------------------------------- -------------------------------------
                                                     As of March 31, 2006                     As of December 31, 2005
                                            ----------------------------------------- -------------------------------------
                                                                        Mortgage
                                                        Amount of      Balances of
                                 Total Investment in    Investment        Local
Local Limited                        Local Limited         Paid          Limited              Buildings and   Accumulated   Net Book
Partnership Name   Location          Partnerships        to Date        Partnership  Land     Improvements    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch       Huron,              378,000            378,000      1,311,000     75,000     1,709,000       795,000      989,000
Associates         California

Twin Pines         Groveland,
Apartments         California        1,278,000          1,278,000      1,789,000     45,000     3,335,000     1,703,000    1,677,000
Associates

Ukiah Terrace      Ukiah,              349,000            349,000      1,740,000    278,000     2,090,000     1,128,000    1,240,000
                   California

Woodlake Garden    Woodlake,
Apartments         California          548,000            548,000      1,862,000    113,000     2,468,000       911,000    1,670,000


Yucca-Warren       Joshua Tree,
Vista              California          520,000            520,000      2,118,000     69,000     2,518,000       770,000    1,817,000
Associates                         -----------       ------------   ------------ ----------   -----------   -----------   ----------

                                   $12,914,000       $ 12,914,000   $ 27,670,000 $2,465,000   $ 40,127,000  $ 16,619,000 $25,973,000
                                   ============      ============   ============ ===========  ============  ============ ===========


WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                             ---------------------------------------------------------------------------------------
                                                                    For the year ended December 31, 2005
                                             ---------------------------------------------------------------------------------------
                                                                          Year Investment              Estimated Useful
Local Limited Partnership Name        Rental Income   Net Income (Loss)      Acquired       Status       Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors              $   490,000      $  (334,000)           1991        Completed          39

ADI Development Partners                   164,000          (57,000)           1991        Completed          40

Bayless Garden Apartments Investors        199,000          (96,000)           1992        Completed        27.5

Blackberry Oaks, Ltd.                      288,000            2,000            1992        Completed          40

Jacob's Square                             208,000         (123,000)           1993        Completed        27.5

Mecca Apartments II                        303,000         (132,000)           1993        Completed          40

Nevada Meadows                             231,000          (99,000)           1993        Completed          40

Northwest Tulare Associates                243,000          (44,000)           1991        Completed        27.5

Orland Associates                          269,000          (34,000)           1991        Completed          40

Pine Gate Limited Partnership              236,000          (34,000)           1994        Completed          50

Silver Birch Associates                    175,000          (30,000)           1992        Completed        27.5

Twin Pines Apartments Associates           192,000         (186,000)           1991        Completed        27.5

Ukiah Terrace                              210,000          (53,000)           1991        Completed        27.5

Woodlake StateGarden Apartments            355,000           16,000            1991        Completed          40

Yucca-Warren Vista Associates, Ltd.        312,000          (14,000)           1991        Completed          50
                                        ----------      -----------

                                       $ 3,875,000      $(1,218,000)
                                       ===========      ============

                                                                                64

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

Date:  July 30, 2009

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

Date:  July 30, 2009




By:    /s/ Thomas J. Riha
       ------------------
       Thomas J. Riha,
       Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  July 30, 2009




By:    /s/ Wilfred N. Cooper, Sr.
       --------------------------
       Wilfred N. Cooper, Sr.,
       Chairman of the Board of WNC & Associates, Inc.

Date:  July 30, 2009




By:    /s/ Kay L. Cooper
       -----------------
       Kay L. Cooper
       Director of WNC & Associates, Inc.

Date:  July 30, 2009