Form 10-Q
period 2008-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2009-08-03
CIK 869660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

[ ]  TRANSITION   REPORT  PURSUANT  TO  SECTION 13  OR 15 (d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-20056

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

                  California                               33-0433017
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

         17782 Sky Park Circle
         Irvine, CA                                        92614-6404
         (Address of principal executive offices)          (Zip Code)

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

                              INDEX TO FORM 10 - Q

                  For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Balance Sheets
            As of June 30, 2008 and March 31, 2008.............................3

       Statements of Operations
            For the Three Months Ended June 30, 2008 and 2007..................4

       Statement of Partners' Deficit
            For the Three Months Ended June 30, 2008...........................5

       Statements of Cash Flows
            For the Three Months Ended June 30, 2008 and 2007..................6

       Notes to Financial Statements...........................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................14

     Item 3. Quantitative and Qualitative Disclosures about Market Risks......15

     Item 4T. Controls and Procedures.........................................15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................16

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....16

     Item 3.  Defaults Upon Senior Securities.................................16

     Item 4.  Submission of Matters to a Vote of Security Holders.............16

     Item 5.  Other Information...............................................16

     Item 6.  Exhibits........................................................16

     Signatures...............................................................17


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                                BALANCE SHEETS
                                                                 (Unaudited)



                                                                       June 30, 2008              March 31, 2008
                                                                  ------------------------      -------------------

ASSETS

Cash                                                              $                58,361       $           52,219
Investments in Local Limited Partnerships, net (Note 2)                                 -                        -
                                                                  ------------------------      -------------------

     Total Assets                                                 $                58,361       $           52,219
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                         $             2,702,281       $        2,655,974
                                                                  ------------------------      -------------------

Partners' Deficit:
 General Partner                                                                 (187,939)                (187,537)
 Limited Partners (20,000 Partnership Units authorized;
  17,726 Partnership Units issued and outstanding)                             (2,455,981)              (2,416,218)
                                                                  ------------------------      -------------------

     Total Partners' Deficit                                                   (2,643,920)              (2,603,755)
                                                                  ------------------------      -------------------

       Total Liabilities and Partners' Deficit                    $                58,361       $           52,219
                                                                  ========================      ===================

                                            See accompanying notes to financial statements
                                                                3


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                           STATEMENTS OF OPERATIONS

                                              For the Three Months Ended June 30, 2008 and 2007
                                                                 (Unaudited)



                                                                 2008                           2007
                                                             Three Months                   Three Months
                                                      ---------------------------    ---------------------------

             Reporting fees                           $                       -      $                   1,150
             Distribution income                                          6,135                          1,456
                                                      ---------------------------    ---------------------------

             Total operating income                                       6,135                          2,606
                                                      ---------------------------    ---------------------------

             Operating expenses:
               Asset management fees (Note 3)                            43,231                         52,521
               Legal and accounting fees                                    260                              -
               Other                                                      2,816                          1,569
                                                      ---------------------------    ---------------------------

                 Total operating expenses                                46,307                         54,090
                                                      ---------------------------    ---------------------------

             Loss from operations                                       (40,172)                       (51,484)

             Interest income                                                  7                             72
                                                      ---------------------------    ---------------------------

             Net loss                                 $                 (40,165)     $                 (51,412)
                                                      ===========================    ===========================

             Net loss allocated to:
               General Partner                        $                    (402)   $                      (514)
                                                      ===========================    ===========================

               Limited Partners                       $                 (39,763)   $                   (50,898)
                                                      ===========================    ===========================

             Net loss per Partnership Unit            $                      (2)   $                        (3)
                                                      ===========================    ===========================

             Outstanding weighted Partnership
                   Units                                                 17,726                         17,726
                                                      ===========================    ===========================


                                            See accompanying notes to financial statements
                                                                4


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                    STATEMENT OF PARTNERS' DEFICIT

                                                  For the Three Months Ended June 30, 2008
                                                              (Unaudited)



                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2008                     $       (187,537)     $    (2,416,218)   $       (2,603,755)

Net loss                                                            (402)             (39,763)              (40,165)
                                                        -----------------     ----------------   ------------------

Partners' deficit at June 30, 2008                      $       (187,939)     $    (2,455,981)   $       (2,643,920)
                                                        =================     ================   ==================


                                            See accompanying notes to financial statements
                                                                   5


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                           STATEMENTS OF CASH FLOWS

                                              For the Three Months Ended June 30, 2008 and 2007
                                                                  (Unaudited)



                                                                                 2008                   2007
                                                                         ---------------------     ----------------

Cash flows from operating activities:
  Net loss                                                               $            (40,165)     $       (51,412)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
        Change in accrued fees and expenses due to
          General Partner and affiliates                                               46,307               49,090
                                                                         ---------------------     ----------------

             Net cash provided by (used in) operating activities                        6,142               (2,322)
                                                                         ---------------------     ----------------

Net increase (decrease) in cash                                                         6,142               (2,322)

Cash, beginning of period                                                              52,219               80,667
                                                                         ---------------------     ----------------

Cash, end of period                                                      $             58,361      $        78,345
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                             $                  -      $             -
                                                                         =====================     ================


                                            See accompanying notes to financial statements
                                                                   6

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the country-regionStateplaceUnited States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization
------------

WNC California Housing Tax Credits II, L.P., (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on September 13, 1990. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc., a StateplaceCalifornia corporation ("Associates"), and Wilfred N. Cooper, Sr., are general partners of the General Partner. The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 20,000 units of Limited Partnership interests ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in January 1993 at which time 17,726 Partnership Units representing subscriptions in the amount of $17,726,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships

                WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2008.

Subsequent to June 30, 2008, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling these Local Limited Partnership interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

                WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2008 all the investment balances had reached zero.

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

                WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

                WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in thirteen Local Limited Partnerships. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 580 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited
Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2008                       2007
                                                                ---------------------       --------------------

               Revenues                                         $            873,000        $         1,012,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                            165,000                    210,000
                 Depreciation and amortization                               263,000                    326,000
                 Operating expenses                                          641,000                    780,000
                                                                ---------------------       --------------------
                     Total expenses                                        1,069,000                  1,316,000
                                                                ---------------------       --------------------

               Net loss                                         $           (196,000)       $          (304,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership            $           (194,000)       $          (271,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership             $                  -        $                 -
                                                                =====================       ====================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

                WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $43,231 and $52,521 were incurred during the three months ended June 30, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $0 and $5,000 of those fees during each of the three months ended June 30, 2008 and 2007.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                       June 30, 2008             March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partners or affiliates
          on behalf of the Partnership                             $              65,006        $        61,930
       Accrual asset management fees                                           2,637,275              2,594,044
                                                                   ----------------------       -----------------

       Total                                                       $           2,702,281        $     2,655,974
                                                                   ======================       =================

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Subsequent to June 30, 2008, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling these Local Limited Partnership interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, this "Managemen's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2008 consisted of $58,000 in cash. Liabilities at June 30, 2008 consisted of $2,702,000 accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. The Partnership's net loss for the three months ended June 30, 2008 was $(40,000), reflecting a decrease of $11,000 from the $(51,000) net loss experienced for the three months ended June 30, 2007. The decrease in net loss is largely due to a decrease of $8,000 in operating expenses, which was due to a decrease of $9,000 in asset management fees. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees. The other operating expenses increased by $(1,000) due in large part to appraisal fees incurred related to Housing Complexes being considered for disposition. In addition, the operating income increased by $3,000 due to the changes in reporting fees and distribution income. Reporting fees decreased by $(1,000) and distribution income increased by $4,000 which can fluctuate from year to year due to the fact that Local Limited Partnerships pay the distribution income and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. The net increase in cash for the three months ended June 30, 2008 was $6,000 compared to a net decrease in cash for the three months ended June 30, 2007 of $(2,000). The change of $8,000 is due primarily to the fact that during the three months ended June 30, 2007 the Partnership paid the General Partner or an affiliate $(5,000) of accrued asset management fees compared to no accrued asset management fees being paid during the three months ended June 30, 2008. Also, the Partnership received $3,000 more in operating income from reporting fees and distribution income, which can vary depending on the cash flow of the underlying Housing Complexes of the Local Limited Partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $46,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T.  Controls and Procedures

(a)      Disclosure controls and procedures
         -----------------------------------

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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




By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  July 31, 2009




By: /s/ Thomas J. Riha
    ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 31, 2009