Form 10-Q
period 2008-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2009-08-03
CIK 869660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2008

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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Balance Sheets
             As of September 30, 2008 and March 31, 2008.......................3

       Statements of Operations
             For the Three and Six Months Ended September 30, 2008 and 2007....4

       Statement of Partners' Deficit
             For the Six Months Ended September 30, 2008.......................5

       Statements of Cash Flows
             For the Six Months Ended September 30, 2008 and 2007..............6

       Notes to Financial Statements...........................................7

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................14

     Item 3. Quantitative and Qualitative Disclosures about Market Risks......15

     Item 4T. Controls and Procedures.........................................15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................16

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

     Item 5.  Other Information...............................................16

     Item 6.  Exhibits........................................................16

     Signatures...............................................................17


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                                 BALANCE SHEETS
                                                                   (unaudited)



                                                                    September 30, 2008            March 31, 2008
                                                                  ------------------------      -------------------

ASSETS

Cash                                                              $                48,750       $           52,219
Investments in Local Limited Partnerships, net (Note 2)                                 -                        -
                                                                  ------------------------      -------------------

             Total Assets                                         $                48,750       $           52,219
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                        $             2,730,834       $         2,655,974
                                                                  ------------------------      -------------------

Partners' Deficit:
 General Partner                                                                 (188,320)                 (187,537)
 Limited Partners (20,000 Partnership Units authorized;
   17,726 Partnership Units issued and outstanding)                            (2,493,764)               (2,416,218)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                     (2,682,084)               (2,603,755)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit               $                48,750       $            52,219
                                                                  ========================      ====================

                                              See accompanying notes to financial statements
                                                                3


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                           STATEMENTS OF OPERATIONS

                                       For the Three and Six Months Ended September 30, 2008 and 2007
                                                                 (unaudited)


                                                          2008                                         2007
                                        -----------------------------------------     ----------------------------------------
                                          Three Months            Six Months             Three Months           Six Months
                                        ------------------     ------------------     --------------------   -----------------

 Reporting fees                         $               -      $               -      $                 -    $          1,150
 Distribution income                                5,384                 11,519                   10,634              12,090
                                        ------------------     ------------------     --------------------   -----------------

Total operating income                              5,384                 11,519                   10,634              13,240
                                        ------------------     ------------------     --------------------   -----------------

 Operating expenses:
  Asset management fees (Note 3)                   43,231                 86,462                   52,521             105,042
  Legal and accounting fees                             -                    260                   56,411              56,411
  Other                                               323                  3,139                    3,563               5,132
                                        ------------------     ------------------     --------------------   -----------------

    Total operating expenses                       43,554                 89,861                  112,495             166,585
                                        ------------------     ------------------     --------------------   -----------------

 Loss from operations                             (38,170)               (78,342)                (101,861)           (153,345)

 Interest income                                        6                     13                       79                 151

Gain on sale of Local Limited
  Partnership                                           -                      -                  540,703             540,703
                                        ------------------     ------------------     --------------------   -----------------

 Net income (loss)                      $         (38,164)     $         (78,329)     $           438,921    $        387,509
                                        ==================     ==================     ====================   =================

 Net income (loss) allocated to:
  General Partner                       $            (381)     $            (783)     $             4,389    $          3,875
                                        ==================     ==================     ====================   =================

  Limited Partners                      $         (37,783)     $         (77,546)    $            434,532    $         383,634
                                        ==================     ==================     ====================   =================

 Net income (loss) per Partnership
 Unit                                   $              (2)     $              (4)     $                25    $             22
                                        ==================     ==================     ====================   =================

 Outstanding weighted
  Partnership Units                                17,726                 17,726                   17,726              17,726
                                        ==================     ==================     ====================   =================

                                              See accompanying notes to financial statements
                                                                4


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                        STATEMENT OF PARTNERS' DEFICIT

                                               For the Six Months Ended September 30, 2008
                                                                (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2008                     $       (187,537)     $    (2,416,218)   $      (2,603,755)

Net loss                                                            (783)             (77,546)             (78,329)
                                                        -----------------     ----------------   ------------------

Partners' deficit at September 30, 2008                 $       (188,320)     $    (2,493,764)   $      (2,682,084)
                                                        =================     ================   ==================

                                              See accompanying notes to financial statements
                                                                5


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                           STATEMENTS OF CASH FLOWS

                                           For the Six Months Ended September 30, 2008 and 2007
                                                                (unaudited)


                                                                                 2008                   2007
                                                                         ---------------------     ----------------

Cash flows from operating activities:

  Net income (loss)                                                      $            (78,329)     $       387,509
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
        Change in accrued fees and expenses due to
          General Partner and affiliates                                               74,860              (15,934)
        Gain on sale of Local Limited Partnership                                           -             (540,703)
                                                                         ---------------------     ----------------


             Net cash used in operating activities                                     (3,469)            (169,128)
                                                                         ---------------------     ----------------

  Cash flows from investing activities:
    Proceeds from sale of Local Limited Partnership                                         -              540,703
                                                                         ---------------------     ----------------

             Net cash provided by investing activities                                      -              540,703
                                                                         ---------------------     ----------------

Net increase (decrease) in cash                                                        (3,469)             371,575

Cash, beginning of period                                                              52,219               80,667
                                                                         ---------------------     ----------------

Cash, end of period                                                      $             48,750      $       452,242
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                           $                   -     $               -
                                                                         =====================     ================

                                              See accompanying notes to financial statements
                                                                6

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc., a California corporation ("Associates"), and Wilfred N. Cooper, Sr., are general partners of the General Partner. The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership' investments. Some of those risks include the following:

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnershi's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

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

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period,

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2008.

Subsequent to September 30, 2008, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling these Local Limited Partnership interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2008 all the investment balances had reached zero.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the placeplaceplaceUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Income Tax
----------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income taxes purposes, the Partnership reports on a calendar year basis.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in thirteen Local Limited Partnerships consisting of an aggregate of 580 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.

                WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------
The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2008                       2007
                                                                ---------------------       --------------------

               Revenues                                         $          1,747,000        $         2,024,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                            330,000                  1,560,000
                 Depreciation and amortization                               526,000                    420,000
                 Operating expenses                                        1,282,000                    652,000
                                                                ---------------------       --------------------
                     Total expenses                                        2,138,000                  2,632,000
                                                                ---------------------       --------------------

               Net loss                                         $           (391,000)                  (608,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership            $           (387,000)       $          (542,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership             $                  -        $                 -
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $86,462 and $105,042 were incurred during the six months ended September 30, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $7,500 and $171,197 of those fees during the six months ended September 30, 2008 and 2007, respectively.

                WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $7,500 and $7,943 during the six months ended September 30, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                    September 30, 2008           March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partner or affiliates
          on behalf of the Partnership                             $              57,828        $         61,930
       Accrual asset management fee                                            2,673,006               2,594,044
                                                                   ----------------------       -----------------

       Total                                                       $           2,730,834        $      2,655,974
                                                                   ======================       =================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Subsequent to September 30, 2008, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling these Local Limited Partnership interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2008 consisted of $49,000 in cash. Liabilities at September 30, 2008 consisted of $2,731,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three  Months  Ended  September  30,  2008  Compared to the Three  Months  Ended
September  30,  2007.  The  Partnership's  net loss for the three  months  ended
September 30, 2008 was $(38,000), reflecting a decrease of approximately $(477,000) from the $439,000 net income experienced for the three months ended September 30, 2007. There was a gain on sale of a Local Limited Partnership of $541,000 for the three months ended September 30, 2007 compared to no gain on sale of Local Limited Partnerships for the three months ended September 30, 2008. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold, or whether or not any Housing Complexes were disposed of in that period. Legal and accounting fees also decreased by $56,000 due to the timing of work performed. The asset management fees decreased by $10,000. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease thereby decreasing the asset management fees that are incurred and expensed. There was also a decrease of $4,000 in other operating expenses, which was related to appraisal expenses related to Housing Complexes being considered for disposition during the three months ended September 30, 2007. The distribution income decreased by approximately $(5,000) and reporting fees decreased by $(1,000). Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007. The Partnership's net loss for the six months ended September 30, 2008 was $(78,000), reflecting a decrease of approximately $(466,000) from the $388,000 net income experienced for the six months ended September 30, 2007. There was a gain on sale of a Local Limited Partnership of $541,000 for the three months ended September 30, 2007 compared to no gain on sale of Local Limited Partnerships for the three months ended September 30, 2008. The gain recorded by the Partnership can vary depending on the sales prices and values of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Housing Complexes that are being sold, whether or not any Housing Complexes were disposed of in that period. Legal and accounting fees decreased by $56,000 due to the timing of accounting work performed and additional legal expenses were incurred in relation to the potential dispositions of Local Limited Partnerships during the six months ended.

September 30, 2007. Asset management fees also decreased by $19,000. These fees are calculated on the Invested Assets. As Local Limited Partnerships are sold the Invested Assets decrease, thereby decreasing the asset management fees that are incurred and expensed. There was also a decrease of $2,000 in other operating expenses, which was due to appraisal costs incurred associated with the potential dispositions of Local Limited Partnerships during the six months ended September 30, 2007. Lastly, there was a $(2,000) decrease in reporting fees and distribution income received by the Partnership. Distribution income and reporting fees fluctuate from year to year due to the fact regarding that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnershi's cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007. Net decrease in cash during the six months ended September 30, 2008 was $(3,000) compared to a net increase in cash for the six months ended September 30, 2007 of $372,000. The change in net cash used in operations of $(375,000) is due primarily to the increase of $91,000 in the change in accrued fees and expenses due to the General Partner and affiliates, offset by the $(466,000) change in net income from the six months ended September 30, 2007 to the six months ended September 30, 2008. There was also a $541,000 decrease in gain on sale of a Local Limited Partnership. Additionally, there was a $541,000 decrease in cash provided by investing activities due to the proceeds received from the sale of one Local Limited Partnership during the six months ended September 30, 2007.

During the six months ended September 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $75,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T.  Controls and Procedures

(a)      Disclosure controls and procedures
         -----------------------------------

          As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.
                                       15

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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