Form 10-Q
period 2008-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2009-08-03
CIK 869660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

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

Yes             No        X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2008

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Balance Sheets
         As of December 31, 2008 and March 31, 2008............................3

     Statements of Operations
         For the Three and Nine Months Ended December 31, 2008 and 2007........4

     Statement of Partners' Deficit
         For the Nine Months Ended December 31, 2008...........................5

     Statements of Cash Flows
         For the Nine Months Ended December 31, 2008 and 2007..................6

         Notes to Financial Statements.........................................7

   Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................14

   Item 3. Quantitative and Qualitative Disclosures about Market Risks........15

         Item 4T. Controls and Procedures.....................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................16

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......16

   Item 3.  Defaults Upon Senior Securities...................................16

   Item 4.  Submission of Matters to a Vote of Security Holders...............16

   Item 5.  Other Information.................................................16

   Item 6.  Exhibits..........................................................17

   Signatures.................................................................18


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                            BALANCE SHEETS
                                                              (Unaudited)


                                                                     December 31, 2008            March 31, 2008
                                                                  ------------------------      -------------------

ASSETS

Cash                                                              $                83,308       $           52,219
Investments in Local Limited Partnerships, net (Note 2)                                 -                        -
                                                                  ------------------------      -------------------

   Total Assets                                                   $                83,308       $           52,219
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                        $             2,779,154       $        2,655,974
                                                                  ------------------------      -------------------

Partners' deficit:
 General Partner                                                                 (188,458)                (187,537)
 Limited Partners (20,000 Partnership Units authorized;
   17,726 Partnership Units issued and outstanding)                            (2,507,388)              (2,416,218)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                     (2,695,846)              (2,603,755)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit               $                83,308       $           52,219
                                                                  ========================      ===================

                                              See accompanying notes to financial statements
                                                                   3


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                           STATEMENTS OF OPERATIONS

                                       For the Three and Nine Months Ended December 31, 2008 and 2007
                                                              (Unaudited)


                                                           2008                                            2007
                                        -------------------------------------------    ---------------------------------------------
                                          Three Months             Nine Months            Three Months             Nine Months
                                        ------------------     --------------------    --------------------    ---------------------

 Reporting fees                         $          2,000       $            2,000       $               -      $            1,150
 Distribution income                               5,400                   16,919                       -                  12,090
                                        ------------------     --------------------    --------------------    ---------------------

Total operating income                             7,400                   18,919                       -                  13,240
                                        ------------------     --------------------    --------------------    ---------------------

 Operating expenses:
  Asset management fees (Note 3)                  43,231                  129,693                  52,521                 157,563
  Legal and accounting fees                        2,890                    3,150                   2,486                  58,897
  Write off of advances to Local
      Limited  Partnerships                            -                        -                  14,866                  14,866
  Other                                           15,048                   18,187                       -                   5,132
                                        ------------------     --------------------    --------------------    ---------------------

    Total operating expenses                      61,169                  151,030                  69,873                 236,458
                                        ------------------     --------------------    --------------------    ---------------------

 Loss from operations                            (53,769)                (132,111)                (69,873)               (223,218)

 Interest income                                       7                       20                      10                     161

 Gain on sale of Local Limited
     Partnerships (Note 2)                        40,000                   40,000                       -                 540,703
                                        ------------------     --------------------    --------------------    ---------------------


 Net income (loss)                      $        (13,762)      $          (92,091)     $          (69,863)     $          317,646
                                        ==================     ====================    ====================    =====================

 Net income (loss) allocated to:
  General Partner                       $           (138)      $             (921)   $               (699)   $                3,176
                                        ==================     ====================    ====================    =====================

  Limited Partners                      $        (13,624)      $          (91,170)   $            (69,164)   $              314,470
                                        ==================     ====================    ====================    =====================

 Net income (loss) per Partnership
 Unit                                   $             (1)      $               (5)   $                 (4)   $                   18
                                        ==================     ====================    ====================    =====================

 Outstanding weighted
  Partnership Units                               17,726                   17,726                  17,726                   17,726
                                        ==================     ====================    ====================    =====================

                                              See accompanying notes to financial statements
                                                                   4


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                        STATEMENT OF PARTNERS' DEFICIT

                                                For the Nine Months Ended December 31, 2008
                                                                (Unaudited)


                                                            General               Limited
                                                            Partner               Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2008                     $      (187,537)      $   (2,416,218)    $     (2,603,755)

Net loss                                                           (921)             (91,170)             (92,091)
                                                        -----------------     ----------------   ------------------

Partners' deficit at December 31, 2008                  $      (188,458)      $   (2,507,388)    $     (2,695,846)
                                                        =================     ================   ==================

                                              See accompanying notes to financial statements
                                                                5


                                                 WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                                      (A California Limited Partnership)

                                                          STATEMENTS OF CASH FLOWS

                                            For the Nine Months Ended December 31, 2008 and 2007
                                                                (Unaudited)


                                                                                 2008                   2007
                                                                         ---------------------     ----------------

Cash flows from operating activities:
  Net income (loss)                                                      $           (92,091)      $      317,646
    Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Advances to a Local Limited Partnership                                              -               14,866
      Write off of advances made to Local
        Limited Partnerships                                                               -              (14,866)

      Change in accrued fees and expenses due to
        General Partners and affiliates                                              123,180               39,702
      Gain on sale of Local Limited Partnerships                                     (40,000)            (540,703)
                                                                         ---------------------     ----------------

        Net cash used in operating activities                                         (8,911)            (183,985)
                                                                         ---------------------     ----------------

Cash flows from investing activities:
    Proceeds from sale of Local Limited Partnerships                                  40,000              540,703
                                                                         ---------------------     ----------------

        Net cash provided by investing activities                                     40,000              540,703
                                                                         ---------------------     ----------------

Cash flows used in financing activities:
    Distributions to Limited Partners                                                      -             (376,127)
                                                                         ---------------------     ----------------

Net increase (decrease) in cash                                                       31,089              (19,409)

Cash, beginning of period                                                             52,219               80,667
                                                                         ---------------------     ----------------

Cash, end of period                                                      $            83,308       $       61,258
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                             $                 -       $              -
                                                                         =====================     ================

                                              See accompanying notes to financial statements
                                                                6

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

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

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credit received.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

During the quarter ended December 31, 2008, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling these Local Limited Partnership interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2008 all the investment balances had reached zero.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

During the quarter ended December 31, 2008, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling these Local Limited Partnership interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

As of December 31, 2008 and March 31, 2008, the Partnership owns Local Limited Partnership interests in eleven and thirteen Local Limited Partnerships, respectively. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 481 and 580 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited
Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2008                       2007
                                                                ---------------------       --------------------

               Revenues                                         $         2,620,000         $        2,966,000
                                                                ---------------------       --------------------

               Expenses
                 Operating expenses                                       1,924,000                  2,268,000
                 Interest expense                                           494,000                    617,000
                 Depreciation and amortization                              789,000                    952,000
                                                                ---------------------       --------------------
                     Total expenses                                       3,207,000                  3,837,000
                                                                ---------------------       --------------------

               Net loss                                         $          (587,000)        $         (871,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership            $          (581,000)        $         (772,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership             $                 -         $                -
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $129,693 and $157,563 were incurred during the nine months ended December 31,

(b) 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $7,500 and $171,197 of those fees during the nine months ended December 31, 2008 and 2007, respectively.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $7,500 and $7,943 during the nine months ended December 31, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partner and/or its affiliates consist of the following at:

                                                                     December 31, 2008           March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partner or affiliates
          on behalf of the Partnership                             $              62,917        $         61,930
       Accrual asset management fee                                            2,716,237               2,594,044
                                                                   ----------------------       -----------------

       Total                                                       $           2,779,154        $      2,655,974
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the combined condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2008 consisted of $83,000 in cash. Liabilities at December 31, 2008 consisted of $2,779,000 accrued asset management fees and amounts due for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007. The Partnership's net loss for the three months ended December 31, 2008 was $(14,000), reflecting a change of approximately $56,000 from the $(70,000) net loss for the three months ended December 31, 2007. The change was primarily due to a $40,000 gain on sale of two Local Limited Partnerships for the three months ended December 31, 2008 compared to no gain on sale for the three months ended December 31, 2007. The Partnership sold its Limited Partnership interests in two Local Limited Partnerships during the three months ended December 31, 2008 and during the three months ended December 31, 2007 there were no dispositions. There was also a $15,000 decrease in write off of advances made to Local Limited Partnerships for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. During the three months ended December 31, 2008 no advances were made to Local Limited Partnerships, while advances of $(15,000) were made during the three months ended December 31, 2007 that were fully reserved for in the same year. There were a few Local Limited Partnerships experiencing operational issues, so the Partnership advanced cash to those properties. The amounts advanced can vary depending on the operational issues that a particular Local Limited Partnership may be experiencing at any given time. The asset management fees decreased by $9,000. These fees are calculated based on the Invested Assets. Therefore as Local Limited Partnerships are sold the Invested Assets calculation decreases therefore decreasing the asset management fees that are incurred and expensed quarterly. The other operating expenses increased by approximately $(15,000), largely due to costs incurred that were related to the disposition of the two Local Limited Partnerships. There was also a $2,000 increase in reporting fees and a $5,000 increase in distribution income. Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007. The Partnership's net loss for the nine months ended December 31, 2008 was $(92,000), reflecting a change of approximately $(410,000) from the $318,000 net income experienced for the nine months ended December 31, 2007. The change was primarily due to a $(501,000) decrease in gain on sale of Local Limited

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnerships for the nine months ended December 31, 2008 compared to the gain on sale of Local Limited Partnerships for the nine months ended December 31, 2007. The Partnership sold its Limited Partnership interests in two Local Limited Partnerships during the nine months ended December 31, 2008 compared to the Partnership selling the underlying Housing Complex of one Local Limited Partnership during the nine months ended December 31, 2007. The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. There was also a $5,000 increase in distribution income and a $1,000 increase in reporting fees. Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was also a $56,000 decrease in legal and accounting fees for the nine months ended December 31, 2008, due to the timing of the accounting work performed. The asset management fees decreased by $28,000. These fees are calculated based on the Invested Assets. Therefore as Local Limited Partnerships are sold the Invested Assets calculation decreases therefore decreasing the asset management fees that are incurred and expensed. The other operating expenses increased by $(13,000) largely due to appraisal expenses related to the current year dispositions. There was also a $15,000 decrease in write off of advances made to Local Limited Partnerships for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. During the nine months ended December 31, 2008 there were no advances made to Local Limited Partnerships while advances of $(15,000) were made during the nine months ended December 31, 2007 that were fully reserved for in the same year. There were a few Local Limited Partnerships experiencing operational issues, so the Partnership advanced cash to those properties. The amount of advances can vary depending on the operational issues that a particular Local Limited Partnership may be experiencing at any given time.

Liquidity and Capital Resources

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007. Net increase in cash during the nine months ended December 31, 2008 was $31,000 compared to a net decrease in cash for the nine months ended December 31, 2006 of $(19,000). The change of $50,000 was partially due to the $(171,000)
in accrued asset management fees paid during the nine months December 31, 2007 compared to only $(8,000) paid during the nine months ended December 31, 2008, which accounts for $163,000 increase. During the nine months ended December 31, 2007 the Partnership paid a distribution to the Limited Partners of $(376,000) compared to no distributions paid during the nine months ended December 31, 2008, which accounted for $376,000 of the increase. This increase was partially offset by the decrease of $(501,000) in proceeds received by the Partnership as a result of the dispositions of Local Limited Partnerships. The Partnership made no advances to troubled Local Limited Partnerships during the nine months ended December 31, 2008 compared to $(15,000) that was advanced during the nine months ended December 31, 2008, which accounted for $15,000 of the increase in cash. There was a $5,000 increase in cash due to increased reporting fees and distribution income.

During the nine months ended December 31, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $123,000. The General Partner does not anticipate that the balance of accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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




By: /s/  Wilfred N. Cooper, Jr.
-------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  July 31, 2009




By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 31, 2009