Form 10-K
period 2009-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2009-08-13
CIK 869660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No__X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company_____

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

The Partnership originally invested in fifteen Local Limited Partnerships, four of which have been sold or otherwise disposed of as of March 31, 2009. Each of these Local Limited Partnerships owns or did own a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit and twelve of them were eligible for the California Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.

As of March 31, 2008 the Partnership sold its interests in Ukiah Terrace, L.P. and 601 Main Street Investors.

During the year ended March 31, 2009, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling these Limited Partnership interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

         The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $150,000, $25,000 and $196,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $142,000 per year through the termination of the Partnership, which must occur no later than December 31, 2037. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

         Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes for which the Partnership had ownership during the year and as of December 31, 2008, as of the dates or for the periods indicated:


                                                                  ----------------------------- ------------------------------------
                                                                       AS OF MARCH 31, 2009              AS OF DECEMBER 31, 2008
                                                                  ----------------------------- ------------------------------------
                                                                    PARTNERSHIP'S                         ESTIMATED       MORTGAGE
                                                                  TOTAL INVESTMENT  AMOUNT OF   NUMBER  AGGREGATE LOW    BALANCES OF
        LOCAL LIMITED                           GENERAL PARTNER   IN LOCAL LIMITED INVESTMENT    OF    INCOME HOUSING  LOCAL LIMITED
      PARTNERSHIP NAME         LOCATION              NAME           PARTNERSHIPS  PAID TO DATE  UNITS   TAX CREDITS (1)  PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

ADI Development Partners   Delhi, California     Anthony Donovan      $ 699,000    $ 699,000      31     $1,757,000      $ 1,141,000

Bayless Garden Apartments  Red Bluff, California Douglas W. Young
Investors                                                             1,110,000    1,110,000      46      2,741,000        1,186,000

Blackberry Oaks, Ltd       Lodi, California      Bonita Homes
                                                 Incorporated           463,000      463,000      42      1,063,000        1,839,000

Mecca Apartments II        Mecca, California     Sam Jack, Jr. and
                                                 Sam Jack and
                                                 Associates           2,200,000    2,200,000      60      5,183,000        2,434,000

Nevada Meadows             Grass Valley,         Thomas G. Larson,
                           California            William H. Larson
                                                 and Raymond L.
                                                 Tetzlaff               459,000      459,000      34      1,030,000        1,840,000

Orland Associates          Orland, California    Richard E. Huffman
                                                 and Robert A. Ginno    432,000      432,000      40        972,000        1,652,000

Pine Gate Limited          Ahoskie, California   Regency Investment
Partnership                                      Associates, Inc.,
                                                 Boyd Management,
                                                 Inc. and Gordon L.
                                                 Blackwell              272,000      272,000      56        611,000        1,387,000

Silver Birch Associates    Huron, California     Philip R. Hammond,
                                                 Jr. and Diane M.
                                                 Hammond                378,000      378,000      35      1,131,000        1,288,000

Twin Pines Apartments      Groveland, California Donald S. Kavanagh
Associates                                       and John N. Brezzo   1,278,000    1,278,000      39      3,055,000        1,789,000






                                                                  ----------------------------- ------------------------------------
                                                                       AS OF MARCH 31, 2009              AS OF DECEMBER 31, 2008
                                                                  ----------------------------- ------------------------------------
                                                                    PARTNERSHIP'S                         ESTIMATED       MORTGAGE
                                                                  TOTAL INVESTMENT  AMOUNT OF   NUMBER  AGGREGATE LOW    BALANCES OF
        LOCAL LIMITED                           GENERAL PARTNER   IN LOCAL LIMITED INVESTMENT    OF    INCOME HOUSING  LOCAL LIMITED
      PARTNERSHIP NAME         LOCATION              NAME           PARTNERSHIPS  PAID TO DATE  UNITS   TAX CREDITS (1)  PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Woodlake Garden Apartments Woodlake, California  David J. Michael
                                                 and Pamela J.
                                                 Michael                548,000       548,000     48       1,374,000      1,810,000

Yucca-Warren Vista         Joshua Tree,          WNC & Associates,
Associates                 California            Inc.                   520,000       520,000     50       1,251,000      2,089,000
                                                                   ------------   -----------    ---     -----------    -----------


                                                                   $ 8,359,000    $ 8,359,000    481     $20,168,000    $18,455,000
                                                                   ============   ===========   ====     ===========    ============


-----------
(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year Low Income Housing Tax Credit period if the Housing complexes are retained and rented in compliance with LIHTC rules for the 15-year
Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership
does not anticipate a significant amount of Low Income Housing Tax Credits being allocated to the Limited Partners in the future.




                                             ------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2008
                                             ------------------------------------------------------------------------------
                                                                                                             LOW INCOME
                                                                                                             HOUSING TAX
                                                                                                              CREDITS
            LOCAL LIMITED                                                                                   ALLOCATED TO
          PARTNERSHIP NAME                              RENTAL INCOME                  NET LOSS              PARTNERSHIP
      ---------------------------------------------------------------------------------------------------------------------

      ADI Development Partners                         $  194,000                     $ (46,000)                    90%

      Bayless Garden Apartments Investors                 184,000                       (97,000)                    99%

      Blackberry Oaks, Ltd                                288,000                       (11,000)                    99%

      Mecca Apartments II                                 309,000                      (152,000)                    99%

      Nevada Meadows                                      230,000                       (68,000)                    99%

      Orland Associates                                   272,000                        (6,000)                    99%

      Pine Gate Limited Partnership                       249,000                       (24,000)                    99%

      Silver Birch Associates                             180,000                       (27,000)                    99%

      Twin Pines Apartments Associates                    201,000                      (170,000)                    99%

      Woodlake Garden Apartments                          333,000                        (9,000)                    95%

      Yucca-Warren Vista Associates, Ltd                  320,000                       (30,000)                    99%
                                             ---------------------      -------------------------
                                                       $2,760,000                     $(640,000)
                                             =====================      =========================




WNC California Housing Tax Credits II, L.P.
March 31, 2009                                                                                OCCUPANCY RATES
                                                                        ------------------------------------------------------------
                                                                                              AS OF DECEMBER 31,
                                                                        ------------------------------------------------------------
        LOCAL LIMITED                                 GENERAL
      PARTNERSHIP NAME          LOCATION            PARTNER NAME           2008         2007         2006         2005         2004
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors     Stockton, California Daniels C. Louge        N/A            83%         94%           88%         96%

ADI Development Partners      Delhi, California    Anthony Donovan         94%           100%         94%          100%         97%

Bayless Garden Apartments     Red Bluff,           Douglas W. Young
Investors                     California                                   98%            91%        100%           98%         98%

Blackberry Oaks, Ltd          Lodi, California     Bonita Homes
                                                   Incorporated            98%           100%        100%          100%        100%

Jacob's Square                Exeter, California   Philip R. Hammond,
                                                   Jr. and Diane M.
                                                   Hammond                 N/A            96%        100%           98%         93%

Mecca Apartments II           Mecca, California    Sam Jack, Jr. and
                                                   Sam Jack and
                                                   Associates              97%            93%         67%           90%         97%

Nevada Meadows                Grass Valley,        Thomas G. Larson,
                              California           William H. Larson
                                                   and Raymond L.
                                                   Tetzlaff               100%           100%        100%          100%         94%

Northwest Tulare Associates   Ivanhoe, California  Philip R. Hammond,
                                                   Jr. and Diane M.
                                                   Hammond                 N/A            93%         89%           94%        100%

Orland Associates             Orland, California   Richard E. Huffman
                                                   and Robert A. Ginno    100%           100%        100%           98%         95%



WNC California Housing Tax Credits II, L.P.
March 31, 2009                                                                                OCCUPANCY RATES
                                                                        ------------------------------------------------------------
                                                                                              AS OF DECEMBER 31,
                                                                        ------------------------------------------------------------
        LOCAL LIMITED                                 GENERAL
      PARTNERSHIP NAME          LOCATION            PARTNER NAME           2008         2007         2006         2005         2004
------------------------------------------------------------------------------------------------------------------------------------

Pine Gate Limited Partnership Ahoskie, California  Regency Investment
                                                   Associates, Inc.,
                                                   Boyd Management,
                                                   Inc. and Gordon L.
                                                   Blackwell              100%           100%        100%          100%         98%

Silver Birch Associates       Huron, California    Philip R. Hammond,
                                                   Jr. and Diane M.
                                                   Hammond                 97%            97%        100%           94%         94%

Twin Pines Apartments         Groveland,           Donald S. Kavanagh
Associates                    California           and John N. Brezzo      92%           100%         95%          100%         97%

Ukiah Terrace                 Ukiah, California    Thomas G. Larson,
                                                   William H. Larson
                                                   and Raymond L.
                                                   Tetzlaff                N/A            N/A        100%          100%        100%

Woodlake Garden Apartments    Woodlake, California David J. Michael
                                                   and Pamela J.
                                                   Michael                 92%           100%         94%           88%         88%

Yucca-Warren Vista            Joshua Tree,         WNC & Associates,
Associates                    California           Inc.                    94%            92%         94%          98%          98%
                                                                           ---            ---         ---          ----         ---

                                                                           97%           96%          94%          96%          96%
                                                                           ===           ====         ===          ====         ===

N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.


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

(b) At March 31, 2009, there were 1,225 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2009, 2008 and 2007 the Partnership made cash distributions to the Limited Partners of $0, $376,126 and $0, respectively, which equated to $0, $21.22 and $0, per Partnership Unit, respectively.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)  The Partnership does not issue common stock

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2009.

ITEM 5B. USE OF PROCEEDS

NOT APPLICABLE

ITEM 5C. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

NONE

ITEM 6.  SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                           FOR THE YEARS ENDING MARCH 31,
                                 ------------------------------------------------------------------------------------

                                      2009             2008              2007             2006             2005
                                 ---------------   --------------   ---------------   -------------   ---------------
ASSETS
Cash                             $       48,958    $      52,219    $       80,667    $    106,445    $      183,262
Investments in Local Limited
  Partnerships, net                           -                -                 -               -            86,215
                                 ---------------   --------------   ---------------   -------------   ---------------

       Total Assets              $       48,958    $      52,219    $       80,667    $    106,445    $      269,477
                                 ===============   ==============   ===============   =============   ===============

LIABILITIES
Accrued fees and expenses due
  to General Partner and
  affiliates                     $    2,782,773    $   2,655,974    $    2,572,708    $  2,384,670   $     2,197,622

PARTNERS' DEFICIT                    (2,733,815)      (2,603,755)       (2,492,041)     (2,278,225)       (1,928,145)
                                 ---------------   --------------   ---------------   -------------   ---------------

       Total Liabilities and
       Partners' Deficit         $       48,958    $      52,219    $       80,667    $    106,445    $      269,477
                                 ===============   ==============   ===============   =============   ===============


Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                FOR THE YEARS ENDED
                                                                     MARCH 31,
                                -------------------------------------------------------------------------------------

                                    2009              2008              2007             2006              2005
                                --------------    -------------     -------------    --------------    --------------
Loss  from operations            $  (170,095)      $  (276,458)      $  (214,243)      $  (264,592)      $(1,302,773)
(Note 1)
Equity in losses of Local
  Limited Partnerships                    --                --                --           (86,213)         (386,175)
Gain on sale of Local                      0                 3
Limited Partnership                    40,00            540,70                --                --                --
Interest income                           35               167               427               725               654
                                 -----------       -----------       -----------       -----------       -----------
NET INCOME (LOSS)                $  (130,060)      $   264,412       $  (213,816)      $  (350,080)      $(1,688,294)
                                 ===========       ===========       ===========       ===========       ===========

NET INCOME (LOSS) ALLOCATED
TO:

   General Partner               $    (1,301)      $     2,644       $    (2,138)      $    (3,501)      $   (16,882)
                                 ===========       ===========       ===========       ===========       ===========
Limited Partners                 $  (128,759)      $   261,768       $  (211,678)      $  (346,579)      $(1,671,412)
                                 ===========       ===========       ===========       ===========       ===========
NET INCOME (LOSS) PER
  PARTNERSHIP UNIT               $     (7.26)      $     14.77       $    (11.95)      $    (19.55)      $    (94.29)
                                 ===========       ===========       ===========       ===========       ===========
OUTSTANDING WEIGHTED
  PARTNERSHIP UNITS                   17,726            17,726            17,726            17,726            17,726
                                 ===========       ===========       ===========       ===========       ===========

Note 1-Loss from operations for the years ended March 31, 2009, 2008, 2007,
2006, and 2005 includes a charge for impairment losses on investment in Local
Limited Partnerships of $0, $0, $0, $0, and $1,054,476, respectively.

                                                      FOR THE YEARS ENDED MARCH 31,
                               -------------------------------------------------------------------------

                                  2009            2008           2007            2006            2005
                               ---------       ---------       ---------       ---------       ---------
NET CASH PROVIDED BY
 (USED IN):
   Operating activities        $ (43,261)      $(193,025)      $ (25,778)      $ (76,817)      $ (26,714)
   Investing activities           40,000         540,703              --              --           3,100
    Financing activities              --        (376,126)             --              --              --
                               ---------       ---------       ---------       ---------       ---------
NET CHANGE IN CASH                (3,261)        (28,448)        (25,778)        (76,817)        (23,614)

CASH, BEGINNING OF PERIOD         52,219          80,667         106,445         183,262         206,876
                               ---------       ---------       ---------       ---------       ---------

CASH, END OF PERIOD            $  48,958       $  52,219       $  80,667       $ 106,445       $ 183,262
                               =========       =========       =========       =========       =========

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                      2008           2007           2006          2005        2004
                                   ------------   ------------   -----------    ---------   ----------

Federal                            $         -    $         1    $       12   $       10    $      33

State                                      -                -             -            -            -
                                   ------------   ------------   -----------  -----------   ----------

Total                              $         -    $         1    $       12   $       10    $      33
                                   ============   ============   ===========  ===========   ==========


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

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Partnership's financial condition or results of operations.

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

FINANCIAL CONDITION

The Partnership's assets at March 31, 2009 consisted of $49,000 in cash. Liabilities at March 31, 2009 consisted of $2,744,000 of accrued asset management fees and $39,000 in advances due to the General Partners. (See "Future Contractual Cash Obligations' below).

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 The Partnership's net loss for the year ended March 31, 2009 was $(130,000), reflecting a decrease of $(394,000) from the net income of $264,000 experienced for the year ended March 31, 2008. The increase in net loss is primarily due to the $541,000 gain on sale of a Local Limited Partnership recorded for the year ended March 31, 2008 compared to only $40,000 gain on sale of Local Limited Partnerships for the year ended March 31, 2009, which had a net effect of an increase of $(501,000). The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. The asset management fees decreased by $39,000 for the year ended March 31, 2009. This decrease is due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of two Local Limited Partnerships in the current year. Legal and accounting expenses also decreased by $54,000 due to the timing of the accounting and legal work being performed. During the year ended March 31, 2009 there were no advances made to Local Limited Partnerships compared to $(17,000) in advances made to a Local Limited Partnership which was also reserved in full during the year ended March 31, 2008. The net difference of the reserves was the reason that bad debt decreased by $(17,000). The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Appraisal expenses increased by $(14,000) due to the Partnership selling its Limited Partnership interests in two Local Limited Partnerships in the current year. The appraisal expenses were incurred by the Partnership in the current year compared to the two dispositions in the prior year where the appraisal expenses were incurred by the Local General Partners. The reporting fees decreased by $(3,000) and the distribution income increased by $11,000 due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

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

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 The net decrease in cash during the year ended March 31, 2009 was $(3,000) compared to the net decrease in cash for the year ended March 31, 2008 of $(28,000), resulting in a net decrease in cash used of $25,000. During the year ended March 31, 2008 the Partnership paid a distribution to the Limited Partners of $(376,000) compared to no distributions paid during the year ended March 31, 2009, which accounted for a decrease in cash used by the Partnership of $376,000 at March 31, 2009. That increase was partially offset by the decrease of $(501,000) in proceeds received by the Partnership as a result of the dispositions of Local Limited Partnerships during the year ended March 31, 2008, compared to the year ended March 31, 2009. The Partnership made no advances to troubled Local Limited Partnerships during the year ended March 31, 2009 compared to $(17,000) that was advanced during the year ended March 31, 2008, which accounted for $17,000 of the increase in cash. There was a $9,000 increase in cash due to increased reporting fees and distribution income. During the year ended March 31, 2009 the Partnership paid the General Partner or an affiliate $(15,000) in accrued asset management fees compared to $(179,000) paid during the year ended March 31, 2008. The Partnership paid $164,000 more in asset management fees during the year ended March 31, 2008 due to the greater amount of proceeds received from the disposition of Local Limited Partnerships, compared to the year ended March 31, 2009. During the year ended March 31, 2009 the Partnership reimbursed the General Partner or an affiliate $(50,000) for operating expenses that were paid on behalf of the Partnership compared to $(8,000) during the year ended March 31, 2008.

YEAR ENDED MARCH 31, 2008 COMPARED TO YEAR ENDED MARCH 31, 2007 The net decrease in cash during the year ended March 31, 2008 was $(28,000) compared to the net decrease in cash for the year ended March 31, 2007 of $(26,000). The net increase in cash used of $(2,000) is due to the increase in proceeds from the sale of investments in Local Limited Partnerships of $541,000, which, as explained above, can vary depending on the value of the Local Limited Partnership being sold. The proceeds received were offset by a $(376,000) increase in distributions to Limited Partners. The cash used in operating activities increased by $(167,000) largely due to a general increase in loss from operations of $(62,000) and a $(104,000) payment of accrued fees and expenses due to General Partner and affiliates. Net income also increased $478,000.

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership, Twin Pines Apartments, expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2009 and 2008. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2008, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its Housing Complex, the net proceeds could be significantly less than the carrying value of the respective property's assets. As of December 31, 2008 and 2007, the assets on the books and records of the Local Limited Partnership totaled $1,512,000 and $1,617,000, respectively. Further at December 31, 2008 and 2007, the liabilities on the books and record of the Local Limited Partnership totaled $3,152,000 and $3,087,000, respectively. Consistent with the investment objectives of the Partnership, this Local Limited Partnership qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The 15-year federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a loss of this Local Limited Partnership.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $127,000, $83,000, and $188,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

FUTURE CONTRACTUAL CASH OBLIGATIONS

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2009:

                               2010         2011         2012         2013        2014       THEREAFTER     TOTAL
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------

Asset management fees (1)   $2,886,517   $  142,208   $  142,208   $  142,208   $  142,208   $5,119,488   $8,574,837
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total contractual cash
   obligations              $2,886,517   $  142,208   $  142,208   $  142,208   $  142,208   $5,119,488   $8,574,837
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========

------------
(1)  Asset Management Fees are payable annually until termination of the
     Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2009 have been included in the 2010 column. The General
     Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the
     Partnership.

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

NOT APPLICABLE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credits II, L.P.

     We have audited the accompanying balance sheets of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2009 and 2008, and the related statements of operations, partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2009. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P. (a California Limited Partnership) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Bethesda, Maryland
August 11, 2009


                             WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                           BALANCE SHEETS



                                                                           MARCH 31,
                                                                 --------------------------

                                                                     2009           2008
                                                                 -----------    -----------
ASSETS

Cash                                                             $    48,958    $    52,219
Investments in Local Limited Partnerships, net (Notes 2 and 3)            --             --
                                                                 -----------    -----------

    Total Assets                                                 $    48,958    $    52,219
                                                                 ===========    ===========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                         $ 2,782,773    $ 2,655,974
                                                                 -----------    -----------

Partners' deficit:
    General Partner                                                 (188,838)      (187,537)
    Limited Partners (20,000 Partnership Units authorized;
     17,726 Partnership Units issued and outstanding)             (2,544,977)    (2,416,218)
                                                                 -----------    -----------

      Total Partners' Deficit                                     (2,733,815)    (2,603,755)
                                                                 -----------    -----------

             Total Liabilities and Partners' Deficit             $    48,958    $    52,219
                                                                 ===========    ===========


                           See accompanying notes to financial statements


                                    WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                        (A CALIFORNIA LIMITED PARTNERSHIP)

                                             STATEMENTS OF OPERATIONS


                                                          FOR THE YEARS ENDED MARCH 31,
                                              -----------------------------------------------------

                                                    2009               2008               2007
                                              ---------------    ---------------    ---------------

Distribution income                           $        18,854    $         7,433    $         9,283
Reporting fees                                          3,200              5,806              8,896
                                              ---------------    ---------------    ---------------

Total income                                           22,054             13,239             18,179
                                              ---------------    ---------------    ---------------

Operating expenses:
   Asset management fees (Note 3)                     165,245            203,817            210,084
   Legal and accounting                                 5,739             60,015             15,109
    Write off of advances to Local Limited
        Partnerships                                       --             16,412                 --
    Appraisal expenses                                 14,450                 --                 --
   Other                                                6,715              9,453              7,229
                                              ---------------    ---------------    ---------------

    Total operating expenses                          192,149            289,697            232,422
                                              ---------------    ---------------    ---------------

Loss from operations                                 (170,095)          (276,458)          (214,243)

Gain on sale of investment in Local Limited
   Partnerships                                        40,000            540,703                 --

Interest income                                            35                167                427
                                              ---------------    ---------------    ---------------

Net income (loss)                             $      (130,060)   $       264,412    $      (213,816)
                                              ===============    ===============    ===============

Net income (loss) allocated to:
   General Partner                            $        (1,301)   $         2,644    $        (2,138)
                                              ===============    ===============    ===============

   Limited Partners                           $      (128,759)   $       261,768    $      (211,678)
                                              ===============    ===============    ===============

Net income (loss) per Partnership Unit        $         (7.26)   $         14.77    $        (11.95)
                                              ===============    ===============    ===============

Outstanding weighted Partnership Units                 17,726             17,726             17,726
                                              ===============    ===============    ===============

                                See accompanying notes to financial statements



                        WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF PARTNERS' DEFICIT

                    FOR THE YEARS ENDED MARCH 31, 2009, 2008, AND 2007


                                           GENERAL           LIMITED
                                           PARTNER          PARTNERS            TOTAL
                                         -----------       -----------       -----------

Partners' deficit at March 31, 2006      $  (188,043)      $(2,090,182)      $(2,278,225)

Net loss                                      (2,138)         (211,678)         (213,816)
                                         -----------       -----------       -----------

Partners' deficit at March 31, 2007         (190,181)       (2,301,860)       (2,492,041)

Net income                                     2,644           261,768           264,412

Distributions                                     --          (376,126)         (376,126)
                                         -----------       -----------       -----------

Partners' deficit at March 31, 2008         (187,537)       (2,416,218)       (2,603,755)

Net loss                                      (1,301)         (128,759)         (130,060)
                                         -----------       -----------       -----------

Partners' deficit at March 31, 2009      $  (188,838)      $(2,544,977)      $(2,733,815)
                                         ===========       ===========       ===========

                      See accompanying notes to financial statements


                                    WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                        (A CALIFORNIA LIMITED PARTNERSHIP)

                                             STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED MARCH 31,
                                                            -----------------------------------------

                                                               2009            2008            2007
                                                            ---------       ---------       ---------

Cash flows from operating activities:
  Net income (loss)                                         $(130,060)      $ 264,412       $(213,816)
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
     Advances made to Local Limited Partnerships                   --         (16,412)             --
     Write off of advances made to Local Limited
         Partnerships                                              --          16,412              --
     Change in accrued fees and expenses due to
         General Partner and affiliates                       126,799          83,266         188,038
    Gain on sale of investments in Local Limited
         Partnerships                                         (40,00)        (540,703)             --
                                                            ---------       ---------       ---------

Net cash used in operating activities                         (43,261)       (193,025)        (25,778)
                                                            ---------       ---------       ---------

Cash flows from investing activities:
   Proceeds from sale of investments in Local Limited
         Partnerships                                          40,000         540,703              --
                                                            ---------       ---------       ---------

             Net cash provided by investing activities         40,000         540,703              --
                                                            ---------       ---------       ---------

Cash flows used in financing activities:
    Distributions to Limited Partners                              --        (376,126)             --
                                                            ---------       ---------       ---------

             Net cash used in financing activities                 --        (376,126)             --
                                                            ---------       ---------       ---------

Net decrease in cash                                           (3,261)        (28,448)        (25,778)

Cash, beginning of period                                      52,219          80,667         106,445
                                                            ---------       ---------       ---------

Cash, end of period                                         $  48,958       $  52,219       $  80,667
                                                            =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
    Taxes paid                                              $     800       $     800       $     800
                                                            =========       =========       =========

                           See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, AND 2007

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.

During the year ended March 31, 2008, the Partnership sold the Housing Complex of a Local Limited Partnership, Ukiah Terrace, a California limited partnership, ("Ukiah") for disposition. Ukiah owned the Ukiah Terrace Apartments (the "Ukiah Property") located in Ukiah, California.

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

During the year ended March 31, 2008, the Partnership sold the Housing Complex of another Local Limited Partnership, 601 Main Street ("601") on February 22, 2008. 601 owns the Phoenix House Apartments ("601 Property") located in Stockton, California. The appraised value was less than the outstanding debt and accrued interest which equated to $5,259,475. Additionally, this property has suffered negative cash flow, low DCR and low occupancy rates for the past several years. The Local General Partner purchased the property for the debt value therefore there was no remaining cash proceeds for the Partnership.

During the year ended March 31, 2009, the Partnership sold its Limited Partnership interests in Northwest Tulare Associates ("Northwest") and Jacob's Square ("Jacob"). Northwest was appraised with a value of $1,480,000 and the outstanding mortgage debt was $1,689,582 and Jacob was appraised with a value of $1,340,000 and had an outstanding mortgage balance of $1,511,217. In selling

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

these Local Limited Partnerships interests, the Partnership received $20,000 for each of the Limited Partnership interests in these two Local Limited Partnerships. The total of $40,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2009 and 2008, the Partnership had no cash equivalents.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Partnership's financial condition or results of operations.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of March 31, 2009 and 2008, the Partnership owns Local Limited Partnership interests in 11 and 13 Local Limited Partnerships, respectively. As of March 31, 2009 and 2008, these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 481 and 580 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2009 and 2008, are approximately $2,826,000 and $6,129,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account.

At March 31, 2009, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2009, 2008 and 2007, amounting to approximately $634,000, $1,405,000 and $1,084,000, respectively, have not been recognized. As of March 31, 2009, the aggregate share of net losses not recognized by the Partnership amounted to $4,457,000.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


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

                             COMBINED CONDENSED BALANCE SHEETS

                                                                   2008               2007
                                                               ------------       ------------
ASSETS

BUILDINGS AND IMPROVEMENTS (NET OF ACCUMULATED
   DEPRECIATION FOR 2008 AND 2007 OF  $12,413,000 AND
   $17,751,000, RESPECTIVELY)                                  $ 15,183,000       $ 20,503,000
LAND                                                              1,578,000          2,187,000
OTHER ASSETS                                                      2,703,000          3,099,000
                                                               ------------       ------------

     TOTAL ASSETS                                              $ 19,464,000       $ 25,789,000
                                                               ============       ============

LIABILITIES

MORTGAGE LOANS PAYABLE                                         $ 18,455,000       $ 25,670,000
DUE TO RELATED PARTIES                                              645,000          1,122,000
OTHER LIABILITIES                                                 2,997,000          5,594,000
                                                               ------------       ------------

     TOTAL LIABILITIES                                           22,097,000         32,386,000
                                                               ------------       ------------

PARTNERS'EQUITY (DEFICIT)

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.                      (2,826,000)        (6,129,000)
OTHER PARTNERS                                                      193,000           (468,000)
                                                               ------------       ------------

     TOTAL PARTNERS' EQUITY (DEFICIT)                            (2,633,000)        (6,597,000)
                                                               ------------       ------------

         TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)      $ 19,464,000       $ 25,789,000
                                                               ============       ============



                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                        2008              2007               2006
                                                     -----------       -----------       -----------

REVENUES                                             $ 2,889,000       $ 3,734,000       $ 4,050,000
                                                     -----------       -----------       -----------

EXPENSES:
  OPERATING EXPENSES                                   2,161,000         3,151,000         3,123,000
  INTEREST EXPENSE                                       533,000           769,000           839,000
  DEPRECIATION AND AMORTIZATION                          835,000         1,234,000         1,303,000
                                                     -----------       -----------       -----------

   TOTAL EXPENSES                                      3,529,000         5,154,000         5,265,000
                                                     -----------       -----------       -----------

  NET OPERATING  LOSS                                $  (640,000)       (1,420,000)       (1,215,000)
                                                      -----------       -----------       -----------


 NET INCOME (LOSS) ALLOCABLE TO THE PARTNERSHIP      $  (634,000)      $(1,405,000)      $(1,084,000)
                                                     ===========       ===========       ===========

NET INCOME (LOSS) RECORDED BY THE PARTNERSHIP        $        --       $        --       $        --
                                                     ===========       ===========       ===========

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

The report of the independent certified public accountants with respect to the financial statements of one Local Limited Partnership expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had no remaining investment in such Local Limited Partnership at March 31, 2009 and 2008. The Partnership's original investment in the Local Limited Partnership approximated $1,278,000. Through December 31, 2008, the Local Limited Partnership has had recurring losses and working capital deficiencies. In the event the Local Limited Partnership is required to liquidate or sell its Housing Complex, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2008 and 2007, the assets on the books and records of the Local Limited Partnership totaled $1,512,000 and $1,617,000, respectively. Further at December 31, 2008 and 2007, the liabilities on the books and record of the Local Limited Partnership totaled $3,152,000 and $3,087,000, respectively. Consistent with the investment objectives of the Partnership, this Local Limited Partnership qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The 15-year federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a loss of this Local Limited Partnership.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


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

          An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $165,245, $203,817 and $210,084 were incurred during the years ended March 31, 2009, 2008 and 2007, respectively, of which $15,000, $178,697 and $14,376 was paid during the years ended March 31, 2009, 2008 and 2007, respectively.

         The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $50,350, $7,943 and $30,009 during the years ended March 31, 2009, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                              MARCH 31,
                                                     ---------------------------

                                                        2009            2008
                                                     ----------      ----------

Expenses paid by the General Partner
   or an affiliate on behalf of the Partnership      $   38,484      $   61,930

Asset management fee payable                          2,744,289       2,594,044
                                                     ----------      ----------

Total                                                $2,782,773      $2,655,974
                                                     ==========      ==========

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March
31:

                                   JUNE 30      SEPTEMBER 30    DECEMBER 31     MARCH 31
                                 ----------     ------------    -----------   ------------
               2009
               ----

Income                             $  6,000       $  5,000       $  7,000       $  4,000

Operating expenses                  (46,000)       (43,000)       (61,000)       (42,000)

Loss from operations                (40,000)       (38,000)       (54,000)       (38,000)

Gain on sale of
Local
      Limited Partnerships               --             --         40,000             --

Net loss                            (40,000)       (38,000)       (14,000)       (38,000)

Net loss available to Limited
     Partners                       (40,000)       (38,000)       (14,000)       (37,000)

Net loss per Partnership Unit            (2)            (2)            (1)            (2)


                                     JUNE 30      SEPTEMBER 30    DECEMBER 31      MARCH 31
                                   ----------     ------------    -----------    ------------

               2008
               ----

Income                             $   3,000       $  10,000       $      --       $      --

Operating expenses                   (54,000)       (112,000)        (70,000)        (54,000)


Loss from operations                 (51,000)       (102,000)        (70,000)        (54,000)

Gain on sale of
Local
      Limited Partnerships                --         541,000              --              --

Net income (loss)                    (51,000)        439,000         (70,000)        (54,000)

Net Income (loss) available to
     Limited Partners                (51,000)        435,000         (69,000)        (53,000)

Net Income(loss) per Partnership
     Unit                                 (3)             25              (4)             (3)



                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007



NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------

                                    JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
                                  -----------    ------------   -----------    -----------

               2007
               ----

Income                             $     --       $ 17,000       $  2,000       $     --

Operating expenses                  (53,000)       (69,000)       (55,000)       (56,000)

Loss from operations                (53,000)       (52,000)       (53,000)       (56,000)

Net loss                            (53,000)       (52,000)       (53,000)       (56,000)

Net loss available to Limited
     Partners                       (52,000)       (52,000)       (52,000)       (56,000)

Net loss per Partnership Unit            (3)            (3)            (3)            (3)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a)      Disclosure controls and procedures
         ----------------------------------

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

(b)      Management's annual report on internal control over financial reporting
         -----------------------------------------------------------------------

         The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

         Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2009. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

(c)      Changes in internal controls
         ----------------------------

         There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors, (b) Identification of Executive Officers,
         ----------------------------------------------------------------------
         (c) Identification of Certain Significant Employees, (d) Family
         ---------------------------------------------------------------
         Relationships, and (e) Business Experience
         ------------------------------------------

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

Wilfred N. Cooper, Jr., age 45, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of AFFORDABLE HOUSING FINANCE and LIHTC MONTHLY
                                 --------------------------     -------------
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

Thomas J. Riha, age 54, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since

1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

(a)  Compensation for Services

     For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual Asset Management Fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $165,245, $203,817, and $210,084 were incurred during the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership paid the General Partners or their affiliates $15,000, $178,697 and $14,376 of those fees during each of the years ended March 31, 2009, 2008 and 2007, respectively.

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

(b)  Operating Expenses

     Reimbursement to a General Partner or any of its Affiliates of operating cash expenses is subject to specific restrictions in Section 5.3.3 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report). The Agreement defines "Operating Cash Expenses" as

                  " . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of

                  Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount."

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

     The unpaid operating expenses reimbursable to the General Partner or its affiliates were $38,484, $61,930 and $3,784 for the year ended March 31, 2009, 2008 and 2007, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $50,350, $7,943 and $30,009 during the years ended March 31, 2009, 2008 and 2007, respectively.

(c)  Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $0, $200 and $2,200 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2008, 2007 and 2006, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2009, 2008 and 2007. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no distributions of cash to the General Partner during the years ended March 31, 2009, 2008 and 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                             2009                2008
                                        ---------------     ---------------

Audit Fees                              $            -      $       45,525
Audit-related Fees                                   -                   -
Tax Fees                                         2,890               2,755
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                   $        2,890      $       48,280
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

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2009 and 2008
         Statements of Operations for the years ended March 31, 2009, 2008 and
           2007
         Statements of Partners' Deficit for the years ended March 31, 2009,
           2008 and 2007
         Statements of Cash Flows for the years ended March 31, 2009, 2008 and
           2007
         Notes to Financial Statements

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


WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2009                      AS OF DECEMBER 31, 2008
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
LOCAL LIMITED                                   LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

ADI Development
 Partners              Delhi, California       $  699,000   $ 699,000    $ 1,141,000  $108,000  $ 1,923,000  $ 822,000 $  1,209,000

Bayless Garden
 Apartments Investors  Red Bluff,
                       California                1,110,000   1,110,000     1,186,000    95,000    2,437,000  1,498,000    1,034,000

Blackberry Oaks, Ltd   Lodi, California            463,000     463,000     1,839,000   225,000    2,346,000    972,000    1,599,000

Mecca Apartments II    Mecca, California         2,200,000   2,200,000     2,434,000   259,000    4,152,000  1,505,000    2,906,000

Nevada Meadows         Grass Valley,
                       California                  459,000     459,000     1,840,000   298,000    2,361,000    890,000    1,769,000

Orland Associates      Orland, California          432,000     432,000     1,652,000   216,000    2,185,000    926,000    1,475,000

Pine Gate Limited
 Partnership           Ahoskie, California         272,000     272,000     1,387,000    75,000    1,975,000    709,000    1,341,000



WNC CALIFORNIA HOUSING TAX CREDIT II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009


                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2009                      AS OF DECEMBER 31, 2008
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
LOCAL LIMITED                                   LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch            Huron,
 Associates             California              378,000      378,000     1,288,000      75,000    1,737,000      991,000     821,000


Twin Pines              Groveland,
 Apartments Associates  California            1,278,000    1,278,000     1,789,000      45,000    3,415,000    2,067,000   1,393,000


Woodlake Garden         Woodlake,
 Apartments             California              548,000      548,000     1,810,000     113,000    2,496,000    1,105,000   1,504,000


Yucca-Warren Vista      Joshua Tree,
 Associates             California              520,000      520,000     2,089,000      69,000    2,569,000      928,000   1,710,000
                                             ----------   ----------  ------------  ----------  -----------  ----------- -----------

                                             $8,359,000   $8,359,000  $ 18,455,000  $1,578,000  $27,596,000  $12,413,000 $16,761,000
                                             ==========   ==========  ============= ==========  ===========  =========== ===========



WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009


                                          ------------------------------------------------------------------------------------------
                                                                       FOR THE YEAR ENDED DECEMBER 31, 2008
                                          ------------------------------------------------------------------------------------------
                                                                                                                    ESTIMATED USEFUL
LOCAL LIMITED PARTNERSHIP NAME             RENTAL INCOME          NET LOSS   YEAR INVESTMENT ACQUIRED   STATUS      LIFE (YEARS)
------------------------------------------------------------------------------------------------------------------------------------

ADI Development Partners                       $ 194,000        $ (46,000)                      1991    Completed          40

Bayless Garden Apartments Investors              184,000          (97,000)                      1992    Completed        27.5

Blackberry Oaks, Ltd.                            288,000          (11,000)                      1992    Completed          40

Mecca Apartments II                              309,000         (152,000)                      1993    Completed          40

Nevada Meadows                                   230,000          (68,000)                      1993    Completed          40

Orland Associates                                272,000           (6,000)                      1991    Completed          40

Pine Gate Limited Partnership                    249,000          (24,000)                      1994    Completed          50

Silver Birch Associates                          180,000          (27,000)                      1992    Completed        27.5

Twin Pines Apartments Associates                 201,000         (170,000)                      1991    Completed        27.5

Woodlake Garden Apartments                       333,000           (9,000)                      1991    Completed          40

Yucca-Warren Vista Associates, Ltd.              320,000          (30,000)                      1991    Completed          50
                                            ------------        ----------

                                            $  2,760,000        $(640,000)
                                            ============        ==========



WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                               ------------------------ ------------------------------------------------------------
                                                 AS OF MARCH 31, 2008                   AS OF DECEMBER 31, 2007
                                               ------------------------ ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
LOCAL LIMITED                                   LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street
 Investors (1)       Stockton, California              -            -    $3,852,000  $  80,000  $ 5,485,000  $3,063,000   $2,502,000

ADI Development
 Partners            Delhi, California        $  699,000    $ 699,000     1,153,000    108,000    1,912,000     771,000    1,249,000

Bayless Garden
 Apartments          Red Bluff,
 Investors           California                1,110,000    1,110,000     1,200,000     95,000    2,431,000   1,406,000    1,120,000

Blackberry Oaks,
 Ltd                 Lodi, California            463,000      463,000     1,852,000    225,000    2,259,000     909,000    1,575,000

Jacob's Square (2)   Exeter, California        1,324,000    1,324,000     1,511,000    304,000    2,660,000   1,387,000    1,577,000

Mecca Apartments II  Mecca, California         2,200,000    2,200,000     2,447,000    259,000    4,117,000   1,400,000    2,976,000

Nevada Meadows       Grass Valley,
                     California                  459,000      459,000     1,895,000    298,000    2,335,000     832,000    1,801,000

Northwest Tulare
 Associates (2)      Ivanhoe, California       1,226,000    1,226,000     1,690,000    225,000    2,843,000   1,676,000    1,392,000

Orland Associates    Orland, California          432,000      432,000     1,661,000    216,000    2,169,000     867,000    1,518,000

Pine Gate Limited
 Partnership         Ahoskie, California         272,000      272,000     1,396,000     75,000    1,975,000     656,000    1,394,000



WNC CALIFORNIA HOUSING TAX CREDIT II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                               ------------------------ ------------------------------------------------------------
                                                 AS OF MARCH 31, 2008                   AS OF DECEMBER 31, 2007
                                               ------------------------ ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
LOCAL LIMITED                                   LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Silver Birch            Huron,
 Associates             California                378,000      378,000    1,296,000     75,000   1,735,000      924,000      886,000


Twin Pines Apartments   Groveland,
 Associates             California              1,278,000    1,278,000    1,789,000     45,000   3,347,000    1,946,000    1,446,000


Woodlake Garden         Woodlake,
 Apartments             California                548,000      548,000    1,830,000    113,000   2,468,000    1,041,000    1,540,000


Yucca-Warren Vista      Joshua Tree,
 Associates             California                520,000      520,000    2,098,000     69,000   2,517,000      873,000    1,713,000
                                              -----------  ----------- ------------ ---------- -----------  -----------  -----------

                                              $10,909,000  $10,909,000 $ 25,670,000 $2,187,000 $38,254,000  $17,751,000  $22,690,000
                                              ===========  =========== ============ ========== ===========  ===========  ===========


         (1)      The Local Limited Partnership was sold on February 22, 2008.
         (2)      These Local Limited partnerships were sold subsequent to March, 31, 2008.


WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008


                                        --------------------------------------------------------------------------------------------
                                                                    FOR THE YEAR ENDED DECEMBER 31, 2007
                                        --------------------------------------------------------------------------------------------
                                                                                                                  ESTIMATED USEFUL
LOCAL LIMITED PARTNERSHIP NAME           RENTAL INCOME         NET LOSS    YEAR INVESTMENT ACQUIRED     STATUS    LIFE (YEARS)
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street Investors (1)                 $459,000       $(344,000)                       1991    Completed                39

ADI Development Partners                       189,000         (33,000)                       1991    Completed                40

Bayless Garden Apartments Investors            185,000        (106,000)                       1992    Completed              27.5

Blackberry Oaks, Ltd.                          288,000          (8,000)                       1992    Completed                40

Jacob's Square (2)                             256,000         (88,000)                       1993    Completed              27.5

Mecca Apartments II                            242,000        (289,000)                       1993    Completed                40

Nevada Meadows                                 230,000         (26,000)                       1993    Completed                40

Northwest Tulare Associates (2)                270,000        (119,000)                       1991    Completed              27.5

Orland Associates                              271,000          (8,000)                       1991    Completed                40

Pine Gate Limited Partnership                  243,000         (35,000)                       1994    Completed                50

Silver Birch Associates                        177,000         (72,000)                       1992    Completed              27.5

Twin Pines Apartments Associates               194,000        (190,000)                       1991    Completed              27.5

Woodlake Garden Apartments                     334,000         (14,000)                       1991    Completed                40

Yucca-Warren Vista Associates, Ltd.            262,000         (88,000)                       1991    Completed                50
                                            ----------     ------------

                                            $3,599,000     $(1,420,000)
                                            ==========     ============

         (1)      The Local Limited Partnership was sold on February 22, 2008.
         (2)      These Local Limited partnerships were sold subsequent to March, 31, 2008.


WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007


                                                ----------------------- ------------------------------------------------------------
                                                  AS OF MARCH 31, 2007                     AS OF DECEMBER 31, 2006
                                                ----------------------- ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
LOCAL LIMITED                                   LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

601 Main Street
 Investors            Stockton, California    $1,656,000  $1,656,000    $3,873,000   $80,000   $5,484,000   $2,868,000    $2,696,000

ADI Development
 Partners             Delhi, California          699,000     699,000     1,163,000   108,000    1,892,000      720,000     1,280,000

Bayless Garden
 Apartments           Red Bluff,
 Investors            California               1,110,000   1,110,000     1,214,000    95,000    2,514,000    1,406,000     1,203,000

Blackberry Oaks,
 Ltd                  Lodi, California           463,000     463,000     1,864,000   225,000    2,256,000      845,000     1,636,000

Jacob's Square        Exeter, California       1,324,000   1,324,000     1,525,000   304,000    2,640,000    1,282,000     1,662,000

Mecca Apartments II   Mecca, California        2,200,000   2,200,000     2,459,000   259,000    4,102,000    1,300,000     3,061,000

Nevada Meadows        Grass Valley,
                      California                 459,000     459,000     1,865,000   298,000    2,308,000      774,000     1,832,000

Northwest Tulare
 Associates           Ivanhoe, California      1,226,000   1,226,000     2,266,000   225,000    2,821,000    1,567,000     1,478,000

Orland Associates     Orland, California         432,000     432,000     1,670,000   216,000    2,074,000      811,000     1,479,000

Pine Gate Limited
 Partnership          Ahoskie, California        272,000     272,000     1,405,000    75,000    1,959,000      612,000     1,422,000




WNC CALIFORNIA HOUSING TAX CREDIT II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                                ----------------------- ------------------------------------------------------------
                                                  AS OF MARCH 31, 2007                     AS OF DECEMBER 31, 2006
                                                ----------------------- ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
LOCAL LIMITED                                   LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------


Silver Birch            Huron,
 Associates             California              378,000     378,000     1,304,000      75,000    1,710,000      859,000      926,000


Twin Pines Apartments   Groveland,
 Associates             California            1,278,000   1,278,000     1,789,000      45,000    3,335,000    1,825,000    1,555,000

                        Ukiah,
Ukiah Terrace           California              349,000     349,000     1,733,000     278,000    2,090,000    1,206,000    1,162,000


Woodlake Garden         Woodlake,
 Apartments             California              548,000     548,000     1,846,000     113,000    2,468,000      977,000    1,604,000


Yucca-Warren Vista      Joshua Tree,
 Associates             California              520,000     520,000     2,108,000      69,000    2,517,000      821,000    1,765,000
                                            ----------- -----------   -----------  ----------  -----------  -----------  -----------

                                            $12,914,000 $12,914,000   $28,084,000  $2,465,000  $40,170,000  $17,874,000  $24,761,000
                                            =========== ===========   ===========  ==========  ===========  ===========  ===========



WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                        --------------------------------------------------------------------------------------------
                                                                      FOR THE YEAR ENDED DECEMBER 31, 2006
                                        --------------------------------------------------------------------------------------------
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

Date:  August 12, 2009

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

Date:  August 12, 2009




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  August 12, 2009




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  August 12, 2009




By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:  August 12, 2009