Form 10-Q
period 2009-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2009-08-21
CIK 869660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_]

Non-accelerated filer [X] Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]


                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Balance Sheets
                       As of June 30, 2009 and March 31, 2009.....................3

             Statements of Operations
                       For the Three Months Ended June 30, 2009 and 2008..........4

             Statement of Partners' Deficit
                       For the Three Months Ended June 30, 2009...................5

             Statements of Cash Flows
                       For the Three Months Ended June 30, 2009 and 2008..........6

             Notes to Financial Statements........................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................14

         Item 3. Quantitative and Qualitative Disclosures about Market Risks.....15

         Item 4T.Controls and Procedures.........................................15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................15

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....15

         Item 3.  Defaults Upon Senior Securities................................16

         Item 4.  Submission of Matters to a Vote of Security Holders............16

         Item 5.  Other Information..............................................16

         Item 6.  Exhibits ......................................................16

         Signatures .............................................................17



                                     WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                         (A California Limited Partnership)

                                                   BALANCE SHEETS
                                                     (UNAUDITED)



                                                                       JUNE 30, 2009              MARCH 31, 2009
                                                                  ------------------------      -------------------

ASSETS

Cash                                                              $               47,464        $          48,958
Investments in Local Limited Partnerships, net (Note 2)                                -                        -
                                                                  ------------------------      -------------------

        Total Assets                                              $               47,464        $          48,958
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                        $            2,817,716        $       2,782,773
                                                                  ------------------------      -------------------

Partners' Deficit:
 General Partner                                                                (189,202)                (188,838)
 Limited Partners (20,000 Partnership Units authorized;
  17,726 Partnership Units issued and outstanding)                            (2,581,050)              (2,544,977)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                    (2,770,252)              (2,733,815)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit               $               47,464        $           48,958
                                                                  ========================      ===================


                                   See accompanying notes to financial statements



                             WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                 (A California Limited Partnership)

                                      STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                             (UNAUDITED)


                                                    2009                        2008
                                                Three Months                 Three Months
                                         --------------------------    --------------------------

Reporting fees                           $                   1,000     $                       -
Distribution income                                              -                         6,135
                                         --------------------------    --------------------------

Total operating income                                       1,000                         6,135
                                         --------------------------    --------------------------

Operating expenses:
  Asset management fees (Note 3)                            35,552                        43,231
  Legal and accounting fees                                    130                           260
  Other                                                      1,762                         2,816
                                         --------------------------    --------------------------

    Total operating expenses                                37,444                        46,307
                                         --------------------------    --------------------------

Loss from operations                                       (36,444)                      (40,172)

Interest income                                                  7                             7
                                         --------------------------    --------------------------

Net loss                                 $                 (36,437)    $                 (40,165)
                                         ==========================    ==========================

Net loss allocated to:
  General Partner                        $                    (364)    $                    (402)
                                         ==========================    ==========================

  Limited Partners                       $                 (36,073)    $                 (39,763)
                                         ==========================    ==========================
Net loss per Partnership Unit            $                      (2)    $                      (2)
                                         ==========================    ==========================

Outstanding weighted Partnership
Units                                                        17,726                         17,726
                                         ===========================   ===========================


                           See accompanying notes to financial statements



                                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                      (A California Limited Partnership)

                                        STATEMENT OF PARTNERS' DEFICIT

                                   FOR THE THREE MONTHS ENDED JUNE 30, 2009
                                                  (UNAUDITED)


                                                    GENERAL              LIMITED
                                                    PARTNER              PARTNERS             TOTAL
                                                ----------------     ---------------   -----------------

Partners' deficit at March 31, 2009             $      (188,838)     $   (2,544,977)   $     (2,733,815)

Net loss                                                   (364)            (36,073)            (36,437)
                                                ----------------     ---------------   -----------------

Partners' deficit at June 30, 2009              $      (189,202)     $   (2,581,050)   $     (2,770,252)
                                                ================     ===============   =================


                                See accompanying notes to financial statements


                                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                                      (A California Limited Partnership)

                                           STATEMENTS OF CASH FLOWS

                               FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                                  (UNAUDITED)



                                                                               2009                   2008
                                                                         ----------------     ----------------

Cash flows from operating activities:
  Net loss                                                               $       (36,437)     $       (40,165)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
        Change in accrued fees and expenses due to
          General Partner and affiliates                                          34,943               46,307
                                                                         ----------------     ----------------

             Net cash provided by (used in) operating activities                  (1,494)               6,142
                                                                         ----------------     ----------------

Net increase (decrease) in cash                                                   (1,494)               6,142

Cash, beginning of period                                                         48,958               52,219
                                                                         ----------------     ----------------

Cash, end of period                                                      $        47,464      $        58,361
                                                                         ================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                             $             -      $             -
                                                                         ================     ================

                                See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2009. As of June 30, 2009 no Local Limited Partnerships have been identified for disposition.

As of March 31, 2009, the Partnership has sold its interests in four of its originally acquired Local Limited Partnerships; Jacob's Square, Northwest Tulare Associates, 601 Main Street and Ukiah Terrace, L.P.

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


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

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities," because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2009 all the investment balances had reached zero.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the period presented, the Partnership owns Local Limited Partnership interests in eleven Local Limited Partnerships. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 481 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                     2009              2008
                                                ------------      ------------

     Revenues                                   $   722,000       $   873,000
                                                ------------      ------------

     Expenses
       Interest expense                             133,000           165,000
       Depreciation and amortization                209,000           263,000
       Operating expenses                           540,000           641,000
                                                ------------      ------------
           Total expenses                           882,000         1,069,000
                                                ------------      ------------

     Net loss                                   $  (160,000)         (196,000)
                                                ============      ============
     Net loss allocable to the Partnership      $  (158,000)      $  (194,000)
                                                ============      ============
     Net loss recorded by the Partnership       $        --       $        --
                                                ============      ============


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

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $35,522 and $43,231 were incurred during the three months ended June 30, 2009 and 2008, respectively. The Partnership paid the General Partners and or their affiliates $2,500 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2009 and 2008, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                           JUNE 30, 2009   MARCH 31, 2009
                                                           -------------   --------------

     Expenses paid by the General Partner or affiliates
        on behalf of the Partnership                         $   40,375      $   38,484
     Accrued asset management fees                            2,777,341       2,744,289
                                                             ----------      ----------

     Total                                                   $2,817,716      $2,782,773
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2009 consisted of $47,000 in cash. Liabilities at June 30, 2009 consisted of $2,818,000 accrued fees and expenses due to the General Partner and affiliates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008. The Partnership's net loss for the three months ended June 30, 2009 was $(36,000), reflecting a decrease of $4,000 from the $(40,000) net loss experienced for the three months ended June 30, 2008. The decrease in net loss is largely due to a decrease of $9,000 in operating expenses, which was due to a decrease of $8,000 in asset management fees. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. The other operating expenses also decreased by $1,000. The operating income decreased by $(5,000) due to the changes in reporting fees and distribution income. Reporting fees increased by $1,000 and distribution income decreased by $(6,000) which can fluctuate from year to year due to the fact that Local Limited Partnerships pay the distribution income and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008. The net decrease in cash for the three months ended June 30, 2009 was $(2,000) compared to a net increase in cash for the three months ended June 30, 2008 of $6,000. The change of $(8,000) is due primarily to the fact that during the three months ended June 30, 2009 the Partnership paid the General Partner or an affiliate $(3,000) of accrued asset management fees compared to no accrued asset management fees being paid during the three months ended June 30, 2008. Also, the Partnership received $(5,000) less in operating income from reporting fees and distribution income, which can vary depending on the cash flow of the underlying Housing Complexes of the Local Limited Partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

During the three months ended June 30, 2009, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $35,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

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

Date:  August 21, 2009




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 21, 2009