Form 10-Q
period 2009-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2009-11-09
CIK 869660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

Yes _X_No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___No _X__

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

          Balance Sheets
               As of September 30, 2009 and March 31, 2009.....................3

          Statements of Operations
               For the Three and Six Months Ended September 30, 2009 and 2008..4

          Statement of Partners' Deficit
               For the Six Months Ended September 30, 2009.....................5

          Statements of Cash Flows
               For the Six Months Ended September 30, 2009 and 2008............6

          Notes to Financial Statements........................................7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................14

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..15

         Item 4T. Controls and Procedures.....................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.16

         Item 3.  Defaults Upon Senior Securities.............................16

         Item 4.  Submission of Matters to a Vote of Security Holders.........16

         Item 5.  Other Information...........................................16

         Item 6.  Exhibits ...................................................16

         Signatures ..........................................................17

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                    September 30, 2009            March 31, 2009
                                                                  ------------------------      -------------------
ASSETS

Cash                                                               $                40,735       $           48,958
Investments in Local Limited Partnerships, net (Note 2)                                  -                        -
                                                                  ------------------------      -------------------

           Total Assets                                            $                40,735       $           48,958
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                         $             2,897,059       $        2,782,773
                                                                  ------------------------      -------------------

Partners' Deficit:
 General Partner                                                                  (190,063)               (188,838)
 Limited Partners (20,000 Partnership Units authorized;
   17,726 Partnership Units issued and outstanding)                             (2,666,261)             (2,544,977)
                                                                  ------------------------      -------------------

   Total Partner' Deficit                                                      (2,856,324)             (2,733,815)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit                $                40,735       $           48,958
                                                                  ========================      ===================

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2009 and 2008
                                   (unaudited)


                                                          2009                                         2008
                                        -----------------------------------------     ----------------------------------------
                                          Three Months            Six Months             Three Months           Six Months
                                        ------------------     ------------------     --------------------   -----------------

 Operating income:
  Reporting fees                         $           3,268     $            4,268      $                -     $              -
  Distribution income                                    -                      -                   5,384               11,519
                                        ------------------     ------------------     --------------------   -----------------

   Total operating income                            3,268                  4,268                   5,384               11,519
                                        ------------------     ------------------     --------------------   -----------------

 Operating expenses:
  Asset management fees (Note 3)                    35,552                 71,104                  43,231               86,462
  Legal and accounting fees                         52,345                 52,475                       -                  260
  Other                                              1,445                  3,207                     323                3,139
                                        ------------------     ------------------     --------------------   -----------------

    Total operating expenses                        89,342                126,786                  43,554               89,861
                                        ------------------     ------------------     --------------------   -----------------

 Loss from operations                              (86,074)              (122,518)                (38,170)            (78,342)

 Interest income                                         2                      9                       6                   13
                                        ------------------     ------------------     --------------------   -----------------

 Net loss                                $         (86,072)     $        (122,509)     $          (38,164)    $       (78,329)
                                        ==================     ==================     ====================   =================

 Net loss allocated to:
  General Partner                        $            (861)     $          (1,225)     $             (381)    $          (783)
                                        ==================     ==================     ====================   =================

  Limited Partners                       $         (85,211)     $        (121,284)     $          (37,783)    $       (77,546)
                                        ==================     ==================     ====================   =================

 Net loss per Partnership Unit           $              (5)     $              (7)     $               (2)    $            (4)
                                        ==================     ==================     ====================   =================

 Outstanding weighted
  Partnership Units                                 17,726                 17,726                   17,726              17,726
                                        ==================     ==================     ====================   =================

                 See accompanying notes to financial statements
                                        4

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2009
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2009                      $      (188,838)      $   (2,544,977)    $     (2,733,815)

Net loss                                                          (1,225)            (121,284)            (122,509)
                                                        -----------------     ----------------   ------------------

Partners' deficit at September 30, 2009                  $      (190,063)      $   (2,666,261)    $     (2,856,324)
                                                        =================     ================   ==================

                 See accompanying notes to financial statements
                                        5

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2009 and 2008
                                   (unaudited)

                                                                                 2009                   2008
                                                                         ---------------------     ----------------

Cash flows from operating activities:
  Net loss                                                                $          (122,509)      $      (78,329)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
        Change in accrued fees and expenses due to
            General Partner and affiliates                                            114,286                74,860
                                                                         ---------------------     ----------------

             Net cash used in operating activities                                     (8,223)              (3,469)
                                                                         ---------------------     ----------------

Net decrease in cash                                                                   (8,223)              (3,469)

Cash, beginning of period                                                              48,958                52,219
                                                                         ---------------------     ----------------

Cash, end of period                                                       $            40,735       $        48,750
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Taxes paid                                                                $                 -       $             -
                                                                         =====================     ================


                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period ("Compliance Period"), risks exist for potential recapture of prior Low Income

                   WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Housing Tax Credits received.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2009. As of September 30, 2009 no Local Limited Partnerships have been identified for disposition. Prior to the quarter ended September 30, 2009, the Partnership had sold its interests in four of its originally acquired Local Limited Partnerships; Jacob's Square, Northwest Tulare Associates, 601 Main Street and Ukiah Terrace, L.P.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Generally Accepted Accounting Principles ("GAAP") for consolidation of variable interest entities, because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited
Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2009 all the investment balances had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Reporting Comprehensive Income
------------------------------

The Partnership had no items of other comprehensive income for all periods presented.

Income Tax
----------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board issued guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted these standards effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of the standard was recorded.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:



                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2009                       2008
                                                                ---------------------       --------------------

               Revenues                                          $          1,444,000        $         1,747,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                             266,000                    330,000
                 Depreciation and amortization                                418,000                    526,000
                 Operating expenses                                         1,080,000                  1,282,000
                                                                ---------------------       --------------------
                     Total expenses                                         1,764,000                  2,138,000
                                                                ---------------------       --------------------

               Net loss                                       $              (320,000)                  (391,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership          $              (317,000)       $          (387,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership           $                     -        $                 -
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $71,104 and $86,462 were incurred during the six months ended September 30, 2009 and 2008, respectively. The Partnership paid the General Partners and or their affiliates $2,500 and $7,500 of those fees during the six months ended September 30, 2009 and 2008, respectively.

     (b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $10,000 and $7,500 during the six months ended September 30, 2009 and 2008, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:


                                                                    September 30, 2009           March 31, 2009
                                                                   ----------------------       -----------------

       Expenses paid by the General Partner or affiliates
          on behalf of the Partnership                              $              84,166        $         38,484
       Asset management fee payable                                             2,812,893               2,744,289
                                                                   ----------------------       -----------------

       Total                                                        $           2,897,059        $      2,782,773
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2009 consisted of $41,000 in cash. Liabilities at September 30, 2009 consisted of $2,897,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three  Months  Ended  September  30,  2009  Compared to the Three  Months  Ended
September  30,  2008.  The  Partnership's  net loss for the three  months  ended
September 30, 2009 was $(86,000), reflecting an increase of approximately $(48,000) from the $(38,000) net loss experienced for the three months ended September 30, 2008. The increase in net loss is largely due to an increase of $(52,000) in legal and accounting fees which is due to the timing of work performed for the Partnership. Additionally, the asset management fees decreased by $8,000. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred and expensed. The distribution income decreased by $(5,000) while reporting fees increased by $3,000. Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008. The Partnership's net loss for the six months ended September 30, 2009 was $(123,000), reflecting an increase of approximately $(45,000) from the $(78,000) net loss experienced for the six months ended September 30, 2008. The increase in net loss is largely due to an increase of $(52,000) in legal and accounting fees, which is due to the timing of work performed for the Partnership. Additionally, the asset management fees decreased by $15,000. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred and expensed. Lastly, there was a $(12,000) decrease in distribution income and a $4,000 increase in reporting fees received by the Partnership. Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008. The net decrease in cash during the six months ended September 30, 2009 was $(8,000) compared to a net decrease in cash for the six months ended September 30, 2008 of $(3,000). The change of $(5,000) is due primarily to the fact that during the six months ended September 30, 2009 the Partnership received $(7,000) less in operating income from reporting fees and distribution income, which can vary depending on the cash flow of the underlying Housing Complexes of the Local Limited Partnerships. Additionally, the reimbursement of the operating expense advances to the General Partner or its affiliates was increased by $(3,000) during the six months ended September 30, 2009, while the payment of accrued asset management fees decreased by $5,000 during the six months ended September 30, 2009.

During the six months ended September 30, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $114,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.

By: WNC & Associates, Inc.         General Partner




By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  November 9, 2009




By:  /s/ Melanie R. Wenk
     -------------------
Melanie R. Wenk
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 9, 2009