Form 10-Q
period 2010-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2010-11-10
CIK 869660

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes    X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___No    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___  Non-accelerated filer   X    Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No    X

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2010 and March 31, 2010	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2010 and 2009	4

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2010	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2010 and 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS

Cash	$26,975	$53,159
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$26,975	$53,159

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$2,886,937	$2,880,894

Partners’ Deficit:
General Partner	(190,099)	(189,777)
Limited Partners (20,000 Partnership Units authorized;
17,726 Partnership Units issued and outstanding)	(2,669,863)	(2,637,958)

Total Partners’ Deficit	(2,859,962)	(2,827,735)

Total Liabilities and Partners’ Deficit	$26,975	$53,159

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2010 and 2009
 (Unaudited)

	2010		2009
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$1,500	$2,500	$3,268	$4,268
Other income	24	24	-	-

Total operating income	1,524	2,524	3,268	4,268

Operating expenses:
Asset management fees (Note 3)	28,281	57,579	35,552	71,104
Legal and accounting fees	27,394	29,333	52,345	52,475
Other	189	1,862	1,445	3,207

Total operating expenses	55,864	88,774	89,342	126,786

Loss from operations	(54,340)	(86,250)	(86,074)	(122,518)

Gain on sale of investment in
Local Limited Partnership	54,011	54,011	-	-

Interest income	2	12	2	9

Net loss	$(327)	$(32,227)	$(86,072)	$(122,509)

Net loss allocated to:
General Partner	$(3)	$(322)	$(861)	$(1,225)

Limited Partners	$(324)	$(31,905)	$(85,211)	$(121,284)

Net loss per Partnership Unit	$(0)	$(2)	$(5)	$(7)

Outstanding weighted Partnership Units	17,726	17,726	17,726	17,726

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(189,777)	$(2,637,958)	$(2,827,735)

Net loss	(322)	(31,905)	(32,227)

Partners’ deficit at September 30, 2010	$(190,099)	$(2,669,863)	$(2,859,962)

  See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(32,227)	$(122,509)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on sale of investment in Local Limited Partnerships	(54,011)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	6,043	114,286

Net cash used in operating activities	(80,195)	(8,223)

Cash flows from investing activities:
Proceeds from sale of investment in Local Limited Partnerships	54,011	-

Net cash provided by investing activities	54,011	-

Net decrease in cash	(26,184)	(8,223)

Cash, beginning of period	53,159	48,958

Cash, end of period	$26,975	$40,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS- CONTINUED

For the Quarterly Period Ended September 30, 2010
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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS -CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010.

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

On August 31, 2010, the Partnership sold its Limited Partnership Interest in Nevada Meadows a California L.P. (“Nevada Meadow”) to a third party.  The Limited Partnership Interest was sold for $54,778 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $44,778 in accrued asset management fees and is retaining the remaining $10,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at June 30, 2010; therefore a gain of $51,778 was recorded for the three months ended September 30, 2010.  The $54,778 gain was netted with the $3,000 of prepaid disposition related expenses. No cash distribution will be made to the Limited Partners.  The compliance period has expired so there is no risk of recapture. The total gain on sale of investments in Local Limited Partnerships was $54,011. The remaining gain of $2,233 was due to the Partnership receiving distribution income and reporting fees of $1,233 and $1,000, respectively, from Woodlake Garden Apartments L.P. and Blackberry Oaks, L.P. which were both disposed of in an earlier period.  Therefore the income was recorded as a gain on sale of investments in Local Limited Partnerships.

On October 29, 2010, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials are anticipated to be filed with the SEC on November 12, 2010.  Materials will be disseminated to the Limited Partners on November 12, 2010.  The Partnership is seeking approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, related costs of acquiring the investment are impaired. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership’s exposure to loss to these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2010, all the investment balances had reached zero.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of six months or less when purchased to be cash equivalents.  As of September 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership owns Local Limited Partnership interests in eight and nine Local Limited Partnerships, respectively. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 357  and 391 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$1,017,000	$1,444,000

Expenses
Interest expense	210,000	266,000
Depreciation and amortization	312,000	418,000
Operating expenses	797,000	1,080,000
Total expenses	1,319,000	1,764,000

Net loss	$(302,000)	$(320,000)
Net loss allocable to the Partnership	$(299,000)	$(317,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $57,579 and $71,104 were incurred during the six months ended September 30, 2010 and 2009, respectively. The Partnership paid the General Partners and or their affiliates $54,778 and $2,500 of those fees during the six months ended September 30, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $30,953 and $10,000 during the six months ended September 30, 2010 and 2009, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2010	March 31, 2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$3,266	$24
Asset management fees payable	2,883,671	2,880,870

Total	$2,886,937	$2,880,894

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

On October 29, 2010, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials are anticipated to be filed with the SEC on November 12, 2010.  Materials will be disseminated to the Limited Partners on November 12, 2010.  The Partnership is seeking approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2010 consisted of $27,000 in cash. Liabilities at September 30, 2010 consisted of $2,887,000 accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.   The Partnership’s net loss for the three months ended September 30, 2010 was $(0), reflecting a decrease of approximately $86,000 from the $(86,000) net loss experienced for the three months ended September 30, 2009.  The decrease in net loss is largely due to a decrease of $25,000 in legal and accounting fees which is due to the timing of work performed for the Partnership. Additionally, the asset management fees decreased by $7,000.  These fees are calculated based on the Invested Assets.  As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred and expensed. Reporting fees decreased by $(2,000). Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment. There was a $54,000 gain on sale of investment in Local Limited Partnerships for the three months ended September 30, 2010 compared to no gain on sale of investment in Local Limited Partnerships for the three months ended September 30, 2009.  The Partnership is in the disposition phase but the number of dispositions will vary from year to year depending on the economic conditions.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes that are being sold.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009. The Partnership’s net loss for the six months ended September 30, 2010 was $(32,000), reflecting a decrease of approximately $91,000 from the $(123,000) net loss experienced for the six months ended September 30, 2009.  The decrease in net loss is largely due to a decrease of $23,000 in legal and accounting fees, which is due to the timing of work performed for the Partnership.  Additionally, the asset management fees decreased by $14,000.  These fees are calculated based on the Invested Assets.  As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred and expensed.  There was a $54,000 gain on sale of investment in Local Limited Partnerships for the six months ended September 30, 2010 compared to no gain on sale of investment in Local Limited Partnerships for the six months ended September 30, 2009.  The Partnership is in the disposition phase but the number of dispositions will vary from year to year depending on the economic conditions.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes that are being sold.  Lastly, there was a $(2,000) decrease in reporting fees received by the Partnership.  Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009. The net decrease in cash for the six months ended September 30, 2010 was $(26,000) compared to a net decrease in cash for the six months ended September 30, 2009 of $(8,000).  The increase of $(18,000) is due primarily to the fact that during the six months ended September 30, 2010 the Partnership received $54,000 in proceeds from the sale of a Local Limited Partnership compared to no proceeds from any sales during the six months ended September 30, 2009. During the six months ended September 30, 2010 the Partnership paid the General Partner or an affiliate $(55,000) of asset management fees compared to $(2,500) of asset management fees paid during the six months ended September 30, 2009.  Also, the Partnership paid $(31,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnerships behalf compared to $(10,000) paid during the six months ended September 30, 2009. Such payments can vary depending on the cash position of the Partnership.

During the six months ended September 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, increased by $6,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date: November 10, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 10, 2010