Form 10-Q
period 2010-12-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2011-02-09
CIK 869660

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes    X    No _________

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
(A California Limited Partnership)

INDEX TO FORM 10 - Q

For the Quarterly Period Ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2010 and March 31, 2010	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2010 and 2009	4

Condensed Statement of Partners' Deficit
For the Nine Months Ended December 31, 2010	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2010 and 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS

Cash	$26,980	$53,159
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	13,000	-

Total Assets	$39,980	$53,159

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$2,940,387	$2,880,894

Partners’ Deficit:
General Partner	(190,504)	(189,777)
Limited Partners (20,000 Partnership Units authorized;
17,726 Partnership Units issued and outstanding)	(2,709,903)	(2,637,958)

Total Partners’ Deficit	(2,900,407)	(2,827,735)

Total Liabilities and Partners’ Deficit	$39,980	$53,159

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2010 and 2009
 (Unaudited)

	2010		2009
	Three Months	Nine Months	Three Months	Nine Months

Operating income:
Reporting fees	$-	$2,500	$-	$4,268
Other income	-	24	-	-

Total operating income	-	2,524	-	4,268

Operating expenses:
Asset management fees (Note 3)	26,249	83,828	35,552	106,656
Legal and accounting fees	12,625	41,958	540	53,015
Other	1,575	3,437	630	3,837

Total operating expenses	40,449	129,223	36,722	163,508

Loss from operations	(40,449)	(126,699)	(36,722)	(159,240)

Gain on sale of investment in
Local Limited Partnerships	-	54,011	-	-

Interest income	4	16	7	16

Net loss	$(40,445)	$(72,672)	$(36,715)	$(159,224)

Net loss allocated to:
General Partner	$(404)	$(727)	$(367)	$(1,592)

Limited Partners	$(40,041)	$(71,945)	$(36,348)	$(157,632)

Net loss per Partnership Unit	$(2)	$(4)	$(2)	$(9)

Outstanding weighted Partnership Units	17,726	17,726	17,726	17,726

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(189,777)	$(2,637,958)	$(2,827,735)

Net loss	(727)	(71,945)	(72,672)

Partners’ deficit at December 31, 2010	$(190,504)	$(2,709,903)	$(2,900,407)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(72,672)	$(159,224)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on sale of investment in Local Limited Partnerships	(54,011)	-
Increase in other assets	(13,000)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	59,493	151,008

Net cash used in operating activities	(80,190)	(8,216)

Cash flows from investing activities:
Proceeds from sale of investment in Local Limited Partnerships	54,011	-

Net cash provided by investing activities	54,011	-

Net decrease in cash	(26,179)	(8,216)

Cash, beginning of period	53,159	48,958

Cash, end of period	$26,980	$40,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended December 31, 2010
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

For the Quarterly Period Ended December 31, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

On August 31, 2010, the Partnership sold its Limited Partnership Interest in Nevada Meadows a California L.P. (“Nevada Meadow”) to a third party.  The Limited Partnership Interest was sold for $54,778 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $44,778 in accrued asset management fees and is retaining the remaining $10,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $51,778 was recorded for the nine month period ended December 31, 2010.  The $54,778 gain was netted with the $3,000 of prepaid disposition related expenses. No cash distribution will be made to the Limited Partners.  The compliance period has expired so there is no risk of recapture. The total gain on sale of investments in Local Limited Partnerships was $54,011. The remaining gain of $2,233 was due to the Partnership receiving distribution income and reporting fees of $1,233 and $1,000, respectively, from Woodlake Garden Apartments L.P. and Blackberry Oaks, L.P. which were both disposed of in an earlier period.  Therefore the income was recorded as a gain on sale of investments in Local Limited Partnerships.

On October 29, 2010, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on November 12, 2010.  Materials were disseminated to the Limited Partners on November 12, 2010.  The Partnership was seeking approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On December 2, 2010, the Partnership sent a letter to the Limited Partners reminding them that they received a proxy and a vote was requested. On December 30, 2010, the Partnership received the majority vote in favor of the plan for dissolution.  While a plan of dissolution was approved, liquidation of the Partnership was not imminent as of December 31, 2010.

The Partnership has received the majority vote in favor of the plan of liquidation of the Partnership.  Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that needs to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.   However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships which are considered VIEs as assets on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership's exposure to loss in these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2010, all the investment balances had reached zero.

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of six months or less when purchased to be cash equivalents.  As of December 31, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in eight and nine Local Limited Partnerships, respectively. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 357  and 391 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$1,525,000	$2,166,000

Expenses
Interest expense	314,000	400,000
Depreciation and amortization	467,000	626,000
Operating expenses	1,196,000	1,620,000
Total expenses	1,977,000	(2,646,000)

Net loss	$(452,000)	$(480,000)
Net loss allocable to the Partnership	$(448,000)	$(475,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $83,828 and $106,656 were incurred during the nine months ended December 31, 2010 and 2009, respectively. The Partnership paid the General Partner and or its affiliates $54,778 and $2,500 of those fees during the nine months ended December 31, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $30,953 and $10,000 during the nine months ended December 31, 2010 and 2009, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2010	March 31, 2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$30,467	$24
Asset management fees payable	2,909,920	2,880,870

Total	$2,940,387	$2,880,894

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2010 consisted of $27,000 in cash and $13,000 in other assets. Liabilities at December 31, 2010 consisted of $2,940,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009.   The Partnership’s net loss for the three months ended December 31, 2010 was $(40,000), reflecting a increase of approximately $3,000 from the $(37,000) net loss experienced for the three months ended December 31, 2009.  The increase in net loss is largely due to an increase of $(12,000) in legal and accounting fees which is due to the timing of the accounting work being performed. Additionally, the asset management fees decreased by $9,000.  These fees are calculated based on the Invested Assets.  As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred and expensed.

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009. The Partnership’s net loss for the nine months ended December 31, 2010 was $(73,000), reflecting a decrease of approximately $86,000 from the $(159,000) net loss experienced for the nine months ended December 31, 2009.  The decrease in net loss is largely due to a decrease of $23,000 in asset management fees. These fees are calculated based on the Invested Assets.  As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred and expensed. Additionally, legal and accounting fees decreased by $11,000 due to the timing of the accounting work being performed. There was a $54,000 gain on sale of investment in Local Limited Partnerships for the nine months ended December 31, 2010 compared to no gain on sale of investment in Local Limited Partnerships for the nine months ended December 31, 2009.  The Partnership is in the disposition phase but the number of dispositions will vary from year to year depending on the economic conditions.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes that are being sold.  Lastly, there was a $(2,000) decrease in reporting fees received by the Partnership.  Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009. The net decrease in cash for the nine months ended December 31, 2010 was $(26,000) compared to a net decrease in cash for the nine months ended December 31, 2009 of $(8,000).  During the nine months ended December 31, 2010 the Partnership received $54,000 in proceeds from sale of investment in Local Limited Partnerships compared to no sales proceeds received during the nine months ended December 31, 2009. During the nine months ended December 31, 2010 the Partnership paid the General Partner or an affiliate $(55,000) of accrued asset management fees compared to $(3,000) of accrued asset management fees paid during the nine months ended December 31, 2009.  Also, the Partnership paid $(31,000) to the General Partner or an affiliate as reimbursement for operating expenses that were paid on the Partnership’s behalf compared to $(10,000) paid during the nine months ended December 31, 2009. Such payments can vary depending on the cash position of the Partnership.

During the nine months ended December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, increased by $59,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: February 9, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 9, 2011