Form 10-K
period 2011-03-31
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2011-06-27
CIK 869660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)

  ☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2011

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No ___X__
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
Yes      No     X___

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

NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits II, L.P. (the "Partnership") is a California limited partnership formed under the laws of the State of California on October 5, 1992.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement  (the “Local Limited Partnership Agreement”).

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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), on January 22, 1991, the Partnership commenced a public offering of 20,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on January 21, 1993, a total of 17,726 Partnership Units representing $17,726,000 had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners.”

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is seeking to sell its Local Limited Partnership Interests.  Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated October 5, 1992 (the "Partnership Agreement"), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests.  If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complexes.

The Partnership originally invested in fifteen Local Limited Partnerships Interests, nine of which have been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns or did own a Housing Complex that was eligible for the Low Income Housing Tax Credit, and twelve of them were eligible for the California Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit or have benefited from additional government programs promoting low-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

As of March 31, 2010, the Partnership had sold the Housing Complex of 601 Main Street (“601”) as well as its Local Limited Partnership Interests in Ukiah Terrace, L.P., Northwest Tulare Associates, Jacob’s Square, Blackberry Oaks, LTD. and Woodlake Garden Apartments. Each of the Local Limited Partnerships had completed its Compliance Period.

During the year ended March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Nevada Meadows, a California L.P. (“Nevada Meadows”) to a third party.  Nevada Meadows was appraised with a value of $975,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,826,000. The Local Limited Partnership Interest was sold for $54,778 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $44,778 in accrued asset management fees and is retaining the remaining $10,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred $3,000 of sales related expenses prior to the sale, therefore a gain of $51,778 was recorded during the year ended March 31, 2011. No cash distribution was made to the Limited Partners.  The Compliance Period has expired so there is no risk of tax credit recapture.

During the year ended March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Orland Associates to a third party.  Orland Associates was appraised with a value of $1,085,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,631,000. The Local Limited Partnership Interest was sold for $40,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $15,000 in accrued asset management fees, $15,000 to reimburse the General Partner or an affiliate for expense paid on its behalf and is retaining the remaining $10,000 in reserves for future operating expenses.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $710 prior to the sale and the Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $36,690 was recorded during the year ended March 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

During the year ended March 31, 2011, the Partnership also sold its Local Limited Partnership Interest in Silver Birch Associates to the Local General Partner.  Silver Birch Associates was appraised with a value of $610,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,271,000. The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership.  The Partnership will use the cash proceeds to pay $15,000 in accrued asset management fees and retain the remaining $10,000 in reserves for future operating expenses.  No cash distribution will be made to the Limited Partners.  The Partnership incurred $2,600 in appraisal expenses and $579 in legal expenses prior to the sale and the Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $21,821 was recorded during the year ended March 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

The total gain on sale of investments in Local Limited Partnerships was $112,522. The remaining gain of $2,233 was due to the Partnership receiving distribution income and reporting fees of $1,233 and $1,000, respectively, from Woodlake Garden Apartments and Blackberry Oaks, LTD. which were both disposed of in an earlier period.  Therefore the income was recorded as a gain on sale of investments in Local Limited Partnerships during the year ended March 31, 2011.

During the year ended March 31, 2011, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on November 12, 2010.  Materials were disseminated to the Limited Partners on November 12, 2010.  The Partnership was seeking approval to have a formal plan of liquidation of selling its Local Limited Partnership Interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On December 2, 2010, the Partnership sent a letter to the Limited Partners reminding them that they received a proxy and a vote was requested. On December 30, 2010, the Partnership received the majority vote in favor of the plan for dissolution.  While a plan of dissolution was approved, liquidation of the Partnership was not imminent as of March 31, 2011.

The Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that needs to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheets until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

Pine Gate L.P. has been identified for disposition as of March 31, 2011.  Contracts have been drafted and are currently under review by the potential purchaser of the Local Limited Partnership Interest. The Partnership estimates a closing date of June 30, 2011.  The Local Limited Partnership was appraised for $665,000 and the outstanding mortgage debt as of December 31, 2010 was $1,367,162.  The drafted documents state that the Local Limited Partnership Interest will be purchased by a related entity of the Local General Partner for $30,000.

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

Fluctuating economic conditions can reduce the value of real estate.  The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership of its interests in the Local Limited Partnerships.  As of the beginning of the first year covered by this report, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates.  The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership.  The General Partner and its affiliates receive substantial compensation from the Partnership.  The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that a partnership may make investments which are less desirable, or on terms which are less favorable, to the partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership.   However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $38,000, $137,000, and $150,000 for the years ended March 31, 2011, 2010, and 2009, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $85,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the eight Housing Complexes for which the Partnership had ownership as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

ADI Development Partners	Delhi, California	Anthony Donovan	$ 699,000	$ 699,000	31	$ 1,757,000	$ 1,325,000

Bayless Garden Apartments Investors	Red Bluff, California	Douglas W. Young	1,110,000	1,110,000	46	2,741,000	1,135,000

Mecca Apartments II	Mecca, California	Sam Jack, Jr. and Sam Jack and Associates	2,200,000	2,200,000	60	5,183,000	2,406,000

Orland Associates (1)	Orland, California	Richard E. Huffman and Robert A. Ginno	*	*	40	972,000	1,631,000

Pine Gate Limited Partnership	Ahoskie, California	Regency Investment Associates, Inc., Boyd Management, Inc. and Gordon L. Blackwell	272,000	272,000	56	611,000	1,366,000

Silver Birch Associates (1)	Huron, California	Philip R. Hammond, Jr. and Diane M. Hammond	*	*	35	1,131,000	1,271,000

Twin Pines Apartments Associates	Groveland, California	Donald S. Kavanagh and John N. Brezzo	1,278,000	1,278,000	39	3,055,000	1,789,000

Yucca-Warren Vista Associates	Joshua Tree, California	WNC & Associates, Inc.	520,000	520,000	50	1,251,000	2,060,000

			$ 6,079,000	$ 6,079,000	357	$ 16,701,000	$ 12,983,000

(1)	The Partnership sold its Local Limited Partnership Interest subsequent to December 31, 2010 but prior to March 31, 2011.

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income		Net Loss	Low Income Housing Tax Credits Allocated to Partnership

ADI Development Partners	$ 220,000	$	$(33,000)	N/A

Bayless Garden Apartments Investors	196,000		(101,000)	N/A

Mecca Apartments II	328,000		(150,000)	N/A

Orland Associates (1)	296,000		(16,000)	N/A

Pine Gate Limited Partnership	261,000		(17,000)	N/A

Silver Birch Associates (1)	194,000		(24,000)	N/A

Twin Pines Apartments Associates	214,000		(171,000)	N/A

Yucca-Warren Vista Associates	334,000		(7,000)	N/A
	$ 2,043,000	$	$(519,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low
Income Housing Tax Credits expected to be received.

(1)   The Partnership sold its Local Limited Partnership Interest subsequent to December 31, 2010 but prior to March 31,
2011.

WNC California Housing Tax Credits II, L.P.
March 31, 2011
			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006
601 Main Street Investors	Stockton, California	Daniels C. Louge	N/A	N/A	N/A	83%	94%
ADI Development Partners	Delhi, California	Anthony Donovan	100%	97%	94%	100%	94%
Bayless Garden Apartments Investors	Red Bluff, California	Douglas W. Young	96%	93%	98%	91%	100%
Blackberry Oaks, Ltd	Lodi, California	Bonita Homes Incorporated	N/A	100%	98%	100%	100%
Jacobs Square	Exeter, California	Philip R. Hammon, Jr. and Diane M. Hammond	N/A	N/A	N/A	96%	100%
Mecca Apartments II	Mecca, California	Sam Jack, Jr. and Sam Jack and Associates	98%	97%	97%	93%	67%
Nevada Meadow	Grass Valley, California	Thomas G. Larson, William H. Larson and Raymond L. Tetzlaff	N/A	100%	100%	100%	100%
Northwest Tulare Associates	Ivanhoe, California	Philip R. Hammond, Jr. and Diane M. Hammond	N/A	N/A	N/A	93%	89%
Orland Associates	Orland, California	Richard E. Huffman and Robert A. Ginno	100%	100%	100%	100%	100%
Pine Gate Limited Partnership	Ahoskie, California	Regency Investment Associates, Inc., Boyd Management, Inc. and Gordon L. Blackwell	98%	100%	100%	100%	100%
Silver Birch Associates	Huron, California	Philip R. Hammond, Jr. and Diane M. Hammond	97%	97%	97%	97%	100%
Twin Pines Apartments Associates	Groveland, California	Donald S. Kavanagh and John N. Brezzo	100%	100%	92%	100%	95%
Ukiah Terrace	Ukiah, California	Thomas G. Larson, William H. Larson and Raymond L. Tetzlaff	N/A	N/A	N/A	N/A	100%
Woodlake Garden Apartments	Woodlake, California	David J. Michael and Pamela J. Michael	N/A	92%	92%	100%	94%
Yucca-Warren Vista Associates	Joshua Tree, California	WNC & Associates, Inc.	98%	100%	94%	92%	94%

Weighted Average			98%	98%	97%	96%	94%

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

(b)	At March 31, 2011, there were 1,210 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide operating cash distributions to Limited Partners.  It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard.  Any distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2011, 2010 and 2009, the Partnership did not make any cash distribution to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007

ASSETS
Cash	$71,641	$53,159	$48,958	$52,219	$80,667
Investments in Local Limited Partnerships, net	-	-	-	-	-
Other assets	15,632	-	-	- -	-

Total Assets	$87,273	$53,159	$48,958	$52,219	$80,667

LIABILITIES
Accrued expenses	$255	$-	$-	$-	$-
Accrued fees and expenses due to General Partner and affiliates	2,947,664	2,880,894	2,782,773	2,655,974	2,572,708

Total Liabilities	2,947,919	2,880,894	2,782,773	2,655,974	2,572,708

PARTNERS' DEFICIT	(2,860,646)	(2,827,735)	(2,733,815)	(2,603,755)	(2,492,041)

Total Liabilities and Partners’ Deficit	$87,273	$53,159	$48,958	$52,219	$80,667

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2011	2010	2009	2008	2007
Loss from operations	$(145,455)	$(192,742)	$(170,095)	$(276,458)	$(214,243)
Gain on sale of Local Limited Partnerships	112,522	98,796	40,000	540,703	-
Interest income	22	26	35	167	427

Net income (loss)	$(32,911)	$(93,920)	$(130,060)	$264,412	$(213,816)

Net income (loss) allocated to:
General Partner	$(329)	$(939)	$(1,301)	$2,644	$(2,138)
Limited Partners	$(32,582)	$(92,981)	$(128,759)	$261,768	$(211,678)
Net income (loss) per Partnership Unit	$(1.84)	$(5.25)	$(7.26)	$14.77	$(11.95)
Outstanding weighted Partnership Units	17,721	17,726	17,726	17,726	17,726

	For the Years Ended March 31,

	2011	2010	2009	2008	2007

Net cash provided by (used in):
Operating activities	$(103,529)	$(94,595)	$(43,261)	$(193,025)	$(25,778)
Investing activities	122,011	98,796	40,000	540,703	-
Financing activities	-	-	-	(376,126)	-

Net change in cash	18,482	4,201	(3,261)	(28,448)	(25,778)

Cash, beginning of period	53,159	48,958	52,219	80,667	106,445

Cash, end of period	$71,641	$53,159	$48,958	$52,219	$80,667

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2010	2009	2008	2007	2006

Federal	$-	$-	$-	$1	$12

State	-	-	-	-	-

Total	$-	$-	$-	$1	$12

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the SEC.  The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this filing.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years (See Notes 2 and 3 to the financial statements).

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that mostsignificantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

The Partnership’s assets at March 31, 2011 consisted of $72,000 in cash and $16,000 in other assets. Liabilities at March 31, 2011 consisted of $2,948,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net loss for the year ended March 31, 2011 was $(33,000), reflecting a decrease of $61,000 from the net loss of $(94,000) experienced for the year ended March 31, 2010.  The decrease in net loss is partially due to the $113,000 gain on sale of Local Limited Partnerships recorded for the year ended March 31, 2011 compared to the $99,000 gain recorded for the year ended March 31, 2010.  The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold.  The asset management fees decreased by $31,000 for the year ended March 31, 2011. This decrease is due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of three Local Limited Partnerships during the year ended March 31, 2011 as well as two Local Limited Partnerships sold during the year ended March 31, 2010.  Legal and accounting expenses also decreased by $12,000 due to the timing of the accounting work performed. The reporting fees increased by $5,000 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(94,000), reflecting a decrease of $36,000 from the net loss of $(130,000) experienced for the year ended March 31, 2009.  The decrease in net loss is primarily due to the $99,000 gain on sale of investment in Local Limited Partnerships recorded for the year ended March 31, 2010 compared to only $40,000 gain on sale of investment in Local Limited Partnerships for the year ended March 31, 2009.  The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold.  The asset management fees decreased by $26,000 for the year ended March 31, 2010. This decrease is due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of two Local Limited Partnerships during the year ended March 31, 2010.  Legal and accounting expenses also increased by $(50,000) due to the timing of the accounting and legal work performed. Appraisal expenses decreased by $13,000 due to additional expenses that were incurred during the year ended March 31, 2010 in relation to the potential dispositions of Local Limited Partnerships. The reporting fees increased by $3,000 and the distribution income decreased by $(17,000) due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The net increase in cash during the year ended March 31, 2011 was $18,000 compared to the net increase in cash for the year ended March 31, 2010 of $4,000.  There was an increase of $23,000 in proceeds received by the Partnership as a result of the dispositions of Local Limited Partnerships during the year ended March 31, 2011 compared to the year ended March 31, 2010.   There was a $5,000 increase in reporting fees. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  During the year ended March 31, 2011, the Partnership paid the General Partner or an affiliate $(70,000) in accrued asset management fees compared to $(3,000) paid during the year ended March 31, 2010.  Additionally, during the year ended March 31, 2011, the Partnership reimbursed the General Partner or an affiliate $(46,000) for operating expenses that were paid on behalf of the Partnership compared to $(100,000) reimbursed during the year ended March 31, 2010.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The net increase in cash during the year ended March 31, 2010 was $4,000 compared to the net decrease in cash for the year ended March 31, 2009 of $(3,000).  There was an increase of $59,000 in proceeds received by the Partnership as a result of the dispositions of Local Limited Partnerships during the year ended March 31, 2010, compared to the year ended March 31, 2009.   There was a $(17,000) decrease in distribution income partially offset by a $3,000 increase in reporting fees due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  During the year ended March 31, 2010, the Partnership paid the General Partner or an affiliate $(3,000) in accrued asset management fees compared to $(15,000) paid during the year ended March 31, 2009.  During the year ended March 31, 2010, the Partnership reimbursed the General Partner or an affiliate $(100,000) for operating expenses that were paid on behalf of the Partnership compared to $(50,000) during the year ended March 31, 2009.  The Partnership paid $50,000 more in asset management fees during the year ended March 31, 2010 due to the greater amount of proceeds received from the disposition of Local Limited Partnerships, compared to the year ended March 31, 2009.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $67,000, $98,000 and $127,000 for the years ended March 31, 2011, 2010 and 2009, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees (1)	$3,033,024	$85,360	$85,360	$85,360	$85,360	$2,902,240	$6,276,704
Total contractual cash obligations	$3,033,024	$85,360	$85,360	$85,360	$85,360	$2,902,240	$6,276,704

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC California Housing Tax Credits II, L.P.

We have audited the accompanying balance sheets of WNC California Housing Tax Credits II, L.P.  (a California Limited Partnership) (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2011.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits II, L.P.  (a California Limited Partnership) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
June 27, 2011

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010

ASSETS

Cash	$71,641	$53,159
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	15,632	-

Total Assets	$87,273	$53,159

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued expenses	$255	$-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	2,947,664	2,880,894

Total Liabilities	2,947,919	2,880,894

Partners’ deficit:
General Partner	(190,106)	(189,777)
Limited Partners (20,000 Partnership Units authorized; 17,721 and 17,726 Partnership Units issued and outstanding as of March 31, 2011 and 2010, respectively)	(2,670,540)	(2,637,958)

Total Partners’ Deficit	(2,860,646)	(2,827,735)

Total Liabilities and Partners’ Deficit	$87,273	$53,159

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,

	2011	2010	2009

Distribution income	$1,529	$1,529	$18,854
Reporting fees	10,626	5,874	3,200
Other income	24	-	-

Total income	12,179	7,403	22,054

Operating expenses:
Asset management fees (Note 3)	108,261	139,081	165,245
Legal and accounting	43,752	55,335	5,739
Appraisal expenses	-	1,445	14,450
Other	5,621	4,284	6,715

Total operating expenses	157,634	200,145	192,149

Loss from operations	(145,455)	(192,742)	(170,095)

Gain on sale of Local Limited Partnerships	112,522	98,796	40,000

Interest income	22	26	35

Net loss	$(32,911)	$(93,920)	$(130,060)

Net loss allocated to:
General Partner	$(329)	$(939)	$(1,301)

Limited Partners	$(32,582)	$(92,981)	$(128,759)

Net loss per Partnership Unit	$(1.84)	$(5.25)	$(7.26)

Outstanding weighted Partnership Units	17,721	17,726	17,726

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

STATEMENTS OF PARTNERS DEFICIT

For the Years Ended March 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2008	$(187,537)	$(2,416,218)	$(2,603,755)

Net loss	(1,301)	(128,759)	(130,060)

Partners’ deficit at March 31, 2009	(188,838)	(2,544,977)	(2,733,815)

Net loss	(939)	(92,981)	(93,920)

Partner’s deficit at March 31, 2010	(189,777)	(2,637,958)	(2,827,735)

Net loss	(329)	(32,582)	(32,911)

Partner’s deficit at March 31, 2011	$(190,106)	$(2,670,540)	$(2,860,646)

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,

	2011	2010	2009

Cash flows from operating activities:
Net loss	$(32,911)	$(93,920)	$(130,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	255	-	-
Increase in accrued fees and expenses due to General Partner and affiliates	66,770	98,121	126,799
Gain on sale of Local Limited Partnerships	(112,522)	(98,796)	(40,000)
Increase in other assets	(25,121)	-	-

Net cash used in operating activities	(103,529)	(94,595)	(43,261)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	122,011	98,796	40,000

Net cash provided by investing activities	122,011	98,796	40,000

Net increase (decrease) in cash	18,482	4,201	(3,261)

Cash, beginning of period	53,159	48,958	52,219

Cash, end of period	$71,641	$53,159	$48,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits II, L.P., a California Limited Partnership (the "Partnership"), was formed on Ocotber 5, 1992 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

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

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

For the Years Ended March 31, 2011, 2010 and 2009

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

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

As of March 31, 2010, the Partnership had sold the Housing Complex of 601 Main Street (“601”) as well as its Limited Partnership Interests in Ukiah Terrace, L.P., Northwest Tulare Associates, Jacob’s Square, Blackberry Oaks, LTD. and Woodlake Garden Apartments. Each of the Local Limited Partnerships had completed its Compliance Period.

During the year ended March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Nevada Meadows, a California L.P. (“Nevada Meadows”) to a third party.  Nevada Meadows was appraised with a value of $975,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,826,000. The Local Limited Partnership Interest was sold for $54,778 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $44,778 in accrued asset management fees and is retaining the remaining $10,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred $3,000 of sales related expenses prior to the sale, therefore a gain of $51,778 was recorded during the year ended March 31, 2011. No cash distribution was made to the Limited Partners. The Compliance Period has expired so there is no risk of recapture.

During the year ended March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Orland Associates to a third party.  Orland Associates was appraised with a value of $1,085,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,631,000. The Local Limited Partnership Interest was sold for $40,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $15,000 in accrued asset management fees, $15,000 to reimburse the General Partner or an affiliate for expense paid on its behalf and is retaining the remaining $10,000 in reserves for future operating expenses.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $710 prior to the sale and the Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $36,690 was recorded during the year ended March 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

During the year ended March 31, 2011, the Partnership also sold its Local Limited Partnership Interest in Silver Birch Associates to the Local General Partner.  Silver Birch Associates was appraised with a value of $610,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,271,000. The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership.  The Partnership will use the cash proceeds to pay $15,000 in accrued asset management fees and retain the remaining $10,000 in reserves for future operating expenses.  No cash distribution will be made to the Limited Partners.  The Partnership incurred $2,600 in appraisal expenses and $579 in legal expenses prior to the sale and the Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $21,821 was recorded during the year ended March 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

The total gain on sale of investments in Local Limited Partnerships was $112,522. The remaining gain of $2,233 was due to the Partnership receiving distribution income and reporting fees of $1,233 and $1,000, respectively, from Woodlake Garden Apartments and Blackberry Oaks, LTD. which were both disposed of in an earlier period.  Therefore the income was recorded as a gain on sale of investments in Local Limited Partnerships during the year ended March 31, 2011.

During the year ended March 31, 2011, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on November 12, 2010.  Materials were disseminated to the Limited Partners on November 12, 2010.  The Partnership was seeking approval to have a formal plan of liquidation of selling its Local Limited Partnership Interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On December 2, 2010, the Partnership sent a letter to the Limited Partners reminding them that they received a proxy and a vote was requested. On December 30, 2010, the Partnership received the majority vote in favor of the plan for dissolution.  While a plan of dissolution was approved, liquidation of the Partnership was not imminent as of March 31, 2011.

The Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that needs to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheets until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Pine Gate L.P. has been identified for disposition as of March 31, 2011.  Contracts have been drafted and are currently under review by the potential purchaser of the Local Limited Partnership Interest. The Partnership estimates a closing date of June 30, 2011.  The Local Limited Partnership was appraised for $665,000 and the outstanding mortgage debt as of December 31, 2010 was $1,367,162.  The drafted documents state that the Local Limited Partnership Interest will be purchased by a related entity of the Local General Partner for $30,000.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 27.5 years (See Notes 2 and 3).

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2011 and 2010, the Partnership had no cash equivalents.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011 and 2010, the Partnership owns Local Limited Partnership interests in 6 and 9 Local Limited Partnerships, respectively. As of March 31, 2011 and 2010, these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 282 and 391 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and 2010 are approximately $4,240,000 and $3,639,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2011 and 2010, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership’s estimate of its share of losses for the years ended March 31, 2011, 2010 and 2009, amounting to approximately $514,000, $806,000 and $634,000, respectively, have not been recognized.  As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to $4,912,000.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009
ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2011 and 2010 of $10,652,000 and $13,215,000, respectively)	$9,961,000	$14,516,000
Land	942,000	1,578,000
Other assets	1,687,000	2,606,000

Total assets	$12,590,000	$18,700,000

LIABILITIES

Mortgage loans payable	$12,983,000	$18,321,000
Due to related parties	531,000	678,000
Other liabilities	3,003,000	3,164,000

Total liabilities	16,517,000	22,163,000

PARTNERS’EQUITY (DEFICIT)

WNC California Housing Tax Credits II, L.P.	(4,240,000)	(3,639,000)
Other partners	313,000	176,000

Total partners’ equity (deficit)	(3,927,000)	(3,463,000)

Total liabilities and partners’ equity (deficit)	$12,590,000	$18,700,000

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$2,164,000	$2,908,000	$2,889,000

Expenses:
Operating expenses	1,720,000	2,328,000	2,161,000
Interest expense	343,000	522,000	533,000
Depreciation and amortization	620,000	809,000	835,000

Total expenses	2,683,000	3,659,000	3,529,000

Net operating loss	$(519,000)	$(751,000)	$(640,000)

Net loss allocable to the Partnership	$(514,000)	$(806,000)	$(634,000)

Net loss recorded by the Partnership	$-	$-	$-

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

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership’s interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $108,261, $139,081 and $165,245 were incurred during the years ended March 31, 2011, 2010 and 2009, respectively, of which $69,778, $2,500 and $15,000 was paid during the years ended March 31, 2011, 2010 and 2009, respectively.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $45,953, $99,617 and $50,350 during the years ended March 31, 2011, 2010 and  2009, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

	March 31,

	2011	2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$28,311	$24
Asset management fee payable	2,919,353	2,880,870

Total	$2,947,664	$2,880,894

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2011

Income	$1,000	$2,000	$-	$9,000

Operating expenses	(33,000)	(56,000)	(40,000)	(29,000)

Loss from operations	(32,000)	(54,000)	(40,000)	(20,000)

Gain on sale of Local Limited Partnerships	-	54,000	-	59,000

Net income (loss)	(32,000)	-	(40,000)	39,000

Net income (loss) available to Limited Partners	(32,000)	-	(40,000)	39,000

Net income (loss) per Partnership Unit	(2)	-	(2)	2

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.
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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee and oversees the New Markets Tax Credit group of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.
Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Gregory S. Hand, age 47, is Vice President – Acquisitions and oversees the property underwriting activities of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the Tax Credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national Tax Credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

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

(a)  Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual Asset Management Fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of approximately $108,000, $139,000 and $165,000 were incurred during the years ended March 31, 2011, 2010 2009, respectively. The Partnership paid the General Partner and or its affiliates approximately $70,000, $3,000 and $15,000 of those fees during the years ended March 31, 2011, 2010 and 2009, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $28,311, $24 and $38,484 for the years ended March 31, 2011, 2010 and 2009, respectively.   The Partnership reimbursed the General Partner or its affiliates for operating expenses of $45,953, $99,617 and $50,350 during the years ended March 31, 2011, 2010 and 2009, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for Associates and $0 for the General Partner in the aggregate for each of the tax years (calendar years) ended December 31, 2010, 2009 and 2008. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no distributions of cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.

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

First, with the consent of any other General Partner and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes.  Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partners of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)
The General Partner manages all of the Partnership’s affairs.  The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010

Audit Fees	$21,860	$52,170
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$24,895	$55,205

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and financial Statement Schedules

(a)(1)     List of Financial statements included in Part II hereof:

Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011, 2010 and 2009
Statements of Partners’ Deficit for the years ended March 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
Notes to Financial Statements

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

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
		As of March 31, 2011				As of December 31, 2010

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Buildings and Improvements	Accumulated Depreciation	Net Book Value

ADI Development Partners	Delhi, California	$ 699,000	$ 699,000	$ 1,325,000	$ 108,000	$ 1,933,000	$ 929,000	$ 1,112,000

Bayless Garden Apartments Investors	Red Bluff, California	1,110,000	1,110,000	1,135,000	95,000	2,439,000	1,679,000	856,000

Mecca Apartments II	Mecca, California	2,200,000	2,200,000	2,406,000	260,000	4,190,000	1,730,000	2,719,000

Orland Associates (1)	Orland, California	*	*	1,631,000	216,000	2,217,000	1,040,000	1,393,000

Pine Gate Limited Partnership	Ahoskie, California	272,000	272,000	1,366,000	75,000	1,975,000	812,000	1,238,000

Silver Birch Associates (1)	Huron, California	*	*	1,271,000	75,000	1,723,000	1,101,000	697,000

Twin Pines Apartments Associates	Groveland, California	1,278,000	1,278,000	1,789,000	45,000	3,472,000	2,314,000	1,203,000

Yucca-Warren Vista Associates	Joshua Tree, California	520,000	520,000	2,060,000	68,000	2,664,000	1,047,000	1,685,000
		$ 6,079,000	$ 6,079,000	$ 12,983,000	$ 942,000	$ 20,613,000	$ 10,652,000	$10,903,000

(1)	The Partnership sold its Limited Partnership Interest in the Local Limited Partnership subsequent to December 31, 2010 but prior to March 31, 2011.

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

ADI Development Partners	$ 220,000	$ (33,000)	1991	Completed	40

Bayless Garden Apartments Investors	196,000	(101,000)	1992	Completed	27.5

Mecca Apartments II	328,000	(150,000)	1993	Completed	40

Orland Associates (1)	296,000	(16,000)	1991	Completed	40

Pine Gate Limited Partnership	261,000	(17,000)	1994	Completed	50

Silver Birch Associates (1)	194,000	(24,000)	1992	Completed	27.5

Twine Pine Apartments Associates	214,000	(171,000)	1991	Completed	27.5

Yucca-Warren Vista Associates	334,000	(7,000)	1991	Completed	50

	$ 2,043,000	$ (519,000)

(1) The Partnership sold its Local Limited Partnership Interest subsequent to December 31, 2010 but prior to March 31, 2011.

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Buildings and Improvements	Accumulated Depreciation	Net Book Value

ADI Development Partners	Delhi, California	$ 699,000	$ 699,000	$ 1,128,000	$ 108,000	$ 1,933,000	$ 876,000	$ 1,165,000

Bayless Garden Apartments Investors	Red Bluff, California	1,110,000	1,110,000	1,170,000	95,000	2,437,000	1,588,000	944,000

Blackberry Oaks, Ltd	Lodi, California	*	*	1,825,000	225,000	2,345,000	1,034,000	1,536,000

Mecca Apartments II	Mecca, California	2,200,000	2,200,000	2,420,000	259,000	4,190,000	1,618,000	2,831,000

Nevada Meadows (1)	Grass Valley, California	459,000	459,000	1,826,000	298,000	2,366,000	950,000	1,714,000

Orland Associates	Orland, California	432,000	432,000	1,642,000	216,000	2,206,000	986,000	1,436,000

Pine Gate Limited Partnership	Ahoskie, California	272,000	272,000	1,377,000	75,000	1,975,000	762,000	1,288,000

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Buildings and Improvements	Accumulated Depreciation	Net Book Value

Silver Birch Associates	Huron, California	378,000	378,000	1,280,000	75,000	1,740,000	1,056,000	759,000

Twin Pines Apartments Associates	Groveland, California	1,278,000	1,278,000	1,789,000	45,000	3,442,000	2,189,000	1,298,000

Woodlake Garden Apartments	Woodlake, California	*	*	1,790,000	113,000	2,496,000	1,169,000	1,440,000

Yucca-Warren Vista Associates	Joshua Tree, California	520,000	520,000	2,074,000	69,000	2,601,000	987,000	1,683,000
		$ 7,348,000	$ 7,348,000	$ 18,321,000	$1,578,000	$ 27,731,000	$ 13,215,000	$ 16,094,000

* The Partnership sold its Limited Partnership Interest in the Local Limited Partnership subsequent to December 31, 2009 but prior to March 31, 2010.

(1)	The Local Limited Partnership has been identified for disposition as of March 31, 2010.

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

ADI Development Partners	$ 202,000	$ (51,000)	1991	Completed	40

Bayless Garden Apartments Investors	204,000	(80,000)	1992	Completed	27.5

Blackberry Oaks, Ltd.	292,000	(71,000)	1992	Completed	40

Mecca Apartments II	324,000	(163,000)	1993	Completed	40

Nevada Meadows	228,000	(46,000)	1993	Completed	40

Orland Associates	283,000	(37,000)	1991	Completed	40

Pine Gate Limited Partnership	252,000	(35,000)	1994	Completed	50

Silver Birch Associates	177,000	(43,000)	1992	Completed	27.5

Twin Pines Apartments Associates	200,000	(193,000)	1991	Completed	27.5

Woodlake Garden Apartments	333,000	(31,000)	1991	Completed	40

Yucca-Warren Vista Associates, Ltd.	332,000	(1,000)	1991	Completed	50

	$2,827,000	$(751,000)

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Buildings and Improvements	Accumulated Depreciation	Net Book Value

ADI Development Partners	Delhi, California	$ 699,000	$ 699,000	$ 1,141,000	$ 108,000	$ 1,923,000	$ 822,000	$ 1,209,000

Bayless Garden Apartments Investors	Red Bluff, California	1,110,000	1,110,000	1,186,000	95,000	2,437,000	1,498,000	1,034,000

Blackberry Oaks, Ltd	Lodi, California	463,000	463,000	1,839,000	225,000	2,346,000	972,000	1,599,000

Mecca Apartments II	Mecca, California	2,200,000	2,200,000	2,434,000	259,000	4,152,000	1,505,000	2,906,000

Nevada Meadows	Grass Valley, California	459,000	459,000	1,840,000	298,000	2,361,000	890,000	1,769,000

Orland Associates	Orland, California	432,000	432,000	1,652,000	216,000	2,185,000	926,000	1,475,000

Pine Gate Limited Partnership	Ahoskie, California	272,000	272,000	1,387,000	75,000	1,975,000	709,000	1,341,000

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

WNC California Housing Tax Credits II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

ADI Development Partners	$ 194,000	$ (46,000)	1991	Completed	40

Bayless Garden Apartments Investors	184,000	(97,000)	1992	Completed	27.5

Blackberry Oaks, Ltd.	288,000	(11,000)	1992	Completed	40

Mecca Apartments II	309,000	(152,000)	1993	Completed	40

Nevada Meadows	230,000	(68,000)	1993	Completed	40

Orland Associates	272,000	(6,000)	1991	Completed	40

Pine Gate Limited Partnership	249,000	(24,000)	1994	Completed	50

Silver Birch Associates	180,000	(27,000)	1992	Completed	27.5

Twin Pines Apartments Associates	201,000	(170,000)	1991	Completed	27.5

Woodlake Garden Apartments	333,000	(9,000)	1991	Completed	40

Yucca-Warren Vista Associates, Ltd.	320,000	(30,000)	1991	Completed	50

	$ 2,760,000	$ (640,000)

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

Date:  June 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  June 27, 2011

By:          /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  June 27, 2011

By:          /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:  June 27, 2011

By:          /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:  June 27, 2011