Form 10-Q
period 2011-06-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2011-08-16
CIK 869660

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ___No  __X__

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Three Months Ended June 30, 2011	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits.	19

Signatures	20

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Cash	$49,030	$71,641
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	13,000	15,632

Total Assets	$62,030	$87,273

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$2,867,636	$2,947,664
Accrued Expenses	10,750	255

Total Liabilities	2,878,386	2,947,919

Partners’ Deficit:
General Partner	(189,663)	(190,106)
Limited Partners (20,000 Partnership Units authorized;
17,721 Partnership Units issued and outstanding)	(2,626,693)	(2,670,540)

Total Partners’ Deficit	(2,816,356)	(2,860,646)

Total Liabilities and Partners’ Deficit	$62,030	$87,273

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	Three Months	Three Months

Reporting fees	$4,383	$1,000

Total operating income	4,383	1,000

Operating expenses:
Asset management fees (Note 3)	21,340	29,298
Legal and accounting fees	24,271	1,939
Other	2,690	1,673

Total operating expenses	48,301	32,910

Loss from operations	(43,918)	(31,910)

Gain on sale of Local Limited Partnership	88,202	-

Interest income	6	10

Net income (loss)	$44,290	$(31,900)

Net income (loss) allocated to:
General Partner	$443	$(319)

Limited Partners	$43,847	$(31,581)

Net income (loss) per Partnership Unit	$2	$(2)

Outstanding weighted Partnership Units	17,721	17,726

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(190,106)	$(2,670,540)	$(2,860,646)

Net income	443	43,847	44,290

Partners’ deficit at June 30, 2011	$(189,663)	$(2,626,693)	$(2,816,356)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011 Three Months	2010 Three Months

Cash flows from operating activities:
Net income (loss)	$44,290	$(31,900)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Increase in other assets	(470)	(3,000)
Increase in accrued expenses	10,495	-
(Decrease) increase in accrued fees and expenses due to
General Partner and affiliates	(80,028)	20,462
Gain on sale of Local Limited Partnership	(88,202)	-

Net cash used in operating activities	(113,915)	(14,438)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnership	91,304	-

Net cash provided by investing activities	91,304	-

Net decrease in cash	(22,611)	(14,438)

Cash, beginning of period	71,641	53,159

Cash, end of period	$49,030	$38,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011.

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

As of March 31, 2011 the Partnership has sold the Housing Complex of 601 Main Street (“601”) as well as its Local Limited Partnership Interests in Ukiah Terrace, L.P., Northwest Tulare Associates, Jacob’s  Square, Blackberry Oaks, LTD., Woodlake Garden Apartments, Nevada Meadows, Orland Associates and Silver Birch Associates. Each of the Local Limited Partnerships had completed its Compliance Period.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three months ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Pine Gate L.P (“Pine Gate”) to a related entity of the Local General Partner.    Pine Gate was appraised for $665,000 and had an outstanding mortgage balance of $1,366,497 as of December 31, 2010.  The Partnership received $91,304 for the sale.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred expenses of $3,102 related to the disposition, therefore a gain on sale of Local Limited Partnerships in the amount of $88,202 was recorded during the three months ended June 30, 2011. The Partnership used the cash proceeds to repay $83,304 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $8,000 in reserves for future Partnership operating expenses.   No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

As of June 30, 2011 the Partnership has identified four Local Limited Partnerships for possible disposition as listed in the table below.  The Partnership is selling its Local Limited Partnership Interest in each of the Local Limited Partnerships.  The Compliance Period for all Local Limited Partnerships has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/10	Appraisal value	Value of Local Limited Partnership**	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain (loss) on sale
ADI Development Partners	1,325,000	620,000	(705,000)	20,000	2,600	350	17,050
Bayless Garden Apts Investors, LP*	1,135,000	500,000	(635,000)	30,000	2,600	1,597	25,803
Mecca Apartments II *	2,406,000	655,000	(1,751,000)	30,000	2,600	1,527	25,873
Twin Pines Apts Associates	1,789,000	230,000	(1,559,000)	20,000	2,600	350	17,050

*    See discussion below regarding subsequent sale.
**  Negative value indicates that the appraisal value is less then the outstanding mortgage debt on the property. The sales price and legal expenses are estimated and are subject to change pending final negotiations of contracts.

The following table represents the anticipated use of the cash proceeds from the possible disposition of the Local Limited Partnerships.

Local Limited Partnership	Expected Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses.
ADI Development Partners	20,000	9,500	9,500	1,000
Bayless Garden Apts Investors, LP *	30,000	11,468	18,532	3,160
Mecca Apartments II *	30,000	11,468	18,532	2,840
Twin Pines Apts Associates	20,000	9,500	9,500	1,000

*   See discussion below regarding subsequent sale.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Bayless Garden Apartments Investors, LP (“Bayless”) to an unrelated third party.  Bayless was appraised with a value of $500,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,135,000. The Local Limited Partnership Interest was sold for $30,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $18,532 in accrued asset management fees and $11,468 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $1,597 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $25,803 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Mecca Apartments II, LP (“Mecca II”) to an unrelated third party.  Mecca II was appraised with a value of $655,000 and the outstanding mortgage as of December 31, 2010 was approximately $2,406,000. The Local Limited Partnership Interest was sold for $30,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $18,532 in accrued asset management fees and $11,468 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $1,527 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $25,873 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2011, all the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in five and six Local Limited Partnerships, respectively. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 226 and 282 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.
Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$336,000	$567,000

Expenses
Interest expense	49,000	114,000
Depreciation and amortization	111,000	171,000
Operating expenses	292,000	444,000
Total expenses	452,000	729,000

Net loss	$(116,000)	$(162,000)
Net loss allocable to the Partnership	$(114,000)	$(161,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $21,340 and $29,298 were incurred during the three months ended June 30, 2011 and 2010, respectively. The Partnership paid the General Partners and or their affiliates $89,993 and $10,000 of those fees during the three months ended June 30, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $28,311 and $5,448 during the three months ended June 30, 2011 and 2010, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2011	March 31, 2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$16,936	$28,311
Asset management fees payable	2,850,700	2,919,353

Total	$2,867,636	$2,947,664

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Bayless Garden Apartments Investors, LP (“Bayless”) to an unrelated third party.  Bayless was appraised with a value of $500,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,135,000. The Local Limited Partnership Interest was sold for $30,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $18,532 in accrued asset management fees and $11,468 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $1,597 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $25,803 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Mecca Apartments II, LP (“Mecca II”) to an unrelated third party.  Mecca II was appraised with a value of $655,000 and the outstanding mortgage as of December 31, 2010 was approximately $2,406,000. The Local Limited Partnership Interest was sold for $30,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $18,532 in accrued asset management fees and $11,468 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $1,527 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $25,873 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $49,000 in cash and $13,000 of other assets. Liabilities at June 30, 2011 consisted of $2,868,000 accrued fees and expenses due to the General Partner and affiliates and $11,000 of accrued expenses.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The Partnership’s net income for the three months ended June 30, 2011 was $44,000, reflecting a change of $76,000 from the $(32,000) net loss experienced for the three months ended June 30, 2010. The change is largely due the $88,000 gain on sale of Local Limited Partnerships recorded during the three months ended June 30, 2011 compared to no gain on sale of Local Limited Partnerships during the three months ended June 30, 2010.  The Partnership sold its Local Limited Partnership Interest in one of its Local Limited Partnerships which resulted in a gain of $88,000 for the Partnership.  The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold.  There was also a decrease of $8,000 in asset management fees. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. The decrease in asset management fees was offset by an increase of $(22,000) in legal and accounting fees due to the timing of the accounting work performed.  The reporting fees increased by $3,000. The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The net decrease in cash for the three months ended June 30, 2011 was $(23,000) compared to a net decrease in cash for the three months ended June 30, 2010 of $(14,000).  The change of $(9,000) is due primarily to the fact that during the three months ended June 30, 2011 the Partnership paid the General Partner or an affiliate $(90,000) of accrued asset management fees compared to $(10,000) paid during the three months ended June 30, 2010.  Also, the Partnership reimbursed $(28,000) to the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf compared to $(5,000) reimbursed during the three months ended June 30, 2010. Such payments can vary depending on the cash position of the Partnership.  The Partnership received $91,000 in cash proceeds during the three months ended June 30, 2011 as a result of the disposition of one Local Limited Partnership Interest compared to no sales proceeds received during the three months ended June 30, 2010. The Partnership also received $3,000 more in reporting fees for the three months ended June 30, 2011 as discussed above.

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, decreased by $80,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Item 4.  Controls and Procedures

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

NONE

Item 1A.Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

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

Date:  August 16 , 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:  August 16, 2011