Form 10-Q
period 2011-09-30
WNC CALIFORNIA HOUSING TAX CREDITS II LP
filed 2011-11-16
CIK 869660

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2011
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2011	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash	$41,381	$71,641
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	2,600	15,632

Total Assets	$43,981	$87,273

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$2,783,885	$2,947,664
Accrued expenses	727	255

Total Liabilities	2,784,612	2,947,919

Partners’ Deficit:
General Partner	(188,906)	(190,106)
Limited Partners (20,000 Partnership Units authorized;
17,726 Partnership Units issued and outstanding)	(2,551,725)	(2,670,540)

Total Partners’ Deficit	(2,740,631)	(2,860,646)

Total Liabilities and Partners’ Deficit	$43,981	$87,273

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
 (Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$1,120	$5,503	$1,500	$2,500
Other income	-	-	24	24

Total operating income	1,120	5,503	1,524	2,524

Operating expenses:
Asset management fees (Note 3)	5,478	26,818	28,281	57,579
Legal and accounting fees	3,227	27,498	27,394	29,333
Other	3,882	6,572	189	1,862

Total operating expenses	12,587	60,888	55,864	88,774

Loss from operations	(11,467)	(55,385)	(54,340)	(86,250)

Gain on sale of
Local Limited Partnerships	87,188	175,390	54,011	54,011

Interest income	4	10	2	12

Net income (loss)	$75,725	$120,015	$(327)	$(32,227)

Net income (loss) allocated to:
General Partner	$757	$1,200	$(3)	$(322)

Limited Partners	$74,968	$118,815	$(324)	$(31,905)

Net income (loss) per Partnership Unit	$4	$7	$-	$(2)

Outstanding weighted Partnership Units	17,726	17,726	17,726	17,726

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(190,106)	$(2,670,540)	$(2,860,646)

Net income	1,200	118,815	120,015

Partners’ deficit at September 30, 2011	$(188,906)	$(2,551,725)	$(2,740,631)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income (loss)	$120,015	$(32,227)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Increase in other assets	(2,882)	-
Increase in accrued expenses	472	-
(Decrease) increase in accrued fees and expenses due to General Partner and affiliates	(163,779)	6,043
Gain on sale of Local Limited Partnerships	(175,390)	(54,011)

Net cash used in operating activities	(221,564)	(80,195)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	191,304	54,011

Net cash provided by investing activities	191,304	54,011

Net decrease in cash	(30,260)	(26,184)

Cash, beginning of period	71,641	53,159

Cash, end of period	$41,381	$26,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended September 30, 2011
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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes. See below for the status of the remaining Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes is almost complete, the dissolution of the Partnership was not imminent as of September 30, 2011.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

The Partnership has received the majority vote in favor of the plan of liquidation of the Partnership.  Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

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

On June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Pine Gate L.P (“Pine Gate”) to a related entity of the Local General Partner.    Pine Gate was appraised for $665,000 and had an outstanding mortgage balance of $1,366,497 as of December 31, 2010.  The Partnership received $91,304 for the sale.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred expenses of $3,102 related to the disposition, therefore a gain on sale of Local Limited Partnerships in the amount of $88,202 was recorded during the three months ended June 30, 2011. The Partnership used the cash proceeds to repay $83,304 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $8,000 in reserves for future Partnership operating expenses.   No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

On July 15, 2011, the Partnership sold its Local Limited Partnership Interest in Bayless Garden Apartments Investors, LP (“Bayless”) to an unrelated third party.  Bayless was appraised with a value of $500,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,135,000. The Local Limited Partnership Interest was sold for $30,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $18,532 in accrued asset management fees and $11,468 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $889. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $26,511 was recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

On July 15, 2011, the Partnership sold its Local Limited Partnership Interest in Mecca Apartments II, LP (“Mecca II”) to an unrelated third party.  Mecca II was appraised with a value of $655,000 and the outstanding mortgage as of December 31, 2010 was approximately $2,406,000. The Local Limited Partnership Interest was sold for $30,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $18,532 in accrued asset management fees and $11,468 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $332 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $27,068 was recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On August 24, 2011, the Partnership sold its Local Limited Partnership Interest in Twin Pines Apts Associates (“Twin Pines”) to an unrelated third party.  Twin Pines was appraised with a value of $230,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,789,000. The Local Limited Partnership Interest was sold for $20,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $9,500 in accrued asset management fees, $9,500 to reimburse the General Partner or an affiliate for expense paid on its behalf, and $1,000 to remain in reserves for future expenses.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $828. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $16,572 was recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

On August 30, 2011, the Partnership sold its Local Limited Partnership Interest in ADI Development Partners (“ADI”) to an unrelated third party.  ADI was appraised with a value of $620,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,325,000. The Local Limited Partnership Interest was sold for $20,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $9,500 in accrued asset management fees, $9,500 to reimburse the General Partner or an affiliate for expense paid on its behalf, and $1,000 to remain in reserves for future expenses.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $363. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $17,037 was recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

The last Local Limited Partnership, Yucca Warren Vista Associates, Ltd (“Yucca”), has been identified for disposition.  Yucca was appraised with a value of $1,075,000 and the outstanding mortgage as of December 31, 2010 was approximately $2,060,000.  A preliminary offer of $2,150,000 was accepted for the Local Limited Partnership.  Subject to investor approval, it is anticipated that the Local Limited Partnership will be sold in December 2011 for approximately $53,000.  The Partnership will use the cash proceeds to pay for disposition expenses and accrued asset management fees.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership. The Partnership will convert to the liquidation basis of accounting as of the last day of the quarter in which the final Local Limited Partnership is sold. This date is anticipated to be December 31, 2011.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the  extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2011, all the investment balances had reached zero.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of six months or less when purchased to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As September 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in one and six Local Limited Partnerships, respectively. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 50 and 282 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$421,000	$1,017,000

Expenses
Interest expense	60,000	210,000
Depreciation and amortization	126,000	312,000
Operating expenses	353,000	797,000
Total expenses	539,000	1,319,000

Net loss	$(118,000)	$(302,000)
Net loss allocable to the Partnership	$(116,000)	$(299,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. See Exit Strategy section in Note 1 above for the status of the remaining Local Limited Partnership.

WNC CALIFORNIA HOUSING TAX CREDITS II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $26,818 and $57,579 were incurred during the six months ended September 30, 2011 and 2010, respectively. The Partnership paid the General Partner and or its affiliates $166,057 and $54,778 of those fees during the six months ended September 30, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $61,020 and $30,953 during the six months ended September 30, 2011 and 2010, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$3,771	$28,311
Asset management fees payable	2,780,114	2,919,353

Total	$2,783,885	$2,947,664

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

The last Local Limited Partnership, Yucca Warren Vista Associates, Ltd (“Yucca”), has been identified for disposition.  Yucca was appraised with a value of $1,075,000 and the outstanding mortgage as of December 31, 2010 was approximately $2,060,000.  A preliminary offer of $2,150,000 was accepted for the Local Limited Partnership.  Subject to investor approval, it is anticipated that the Local Limited Partnership will be sold in December 2011 for approximately $53,000.  The Partnership will use the cash proceeds to pay for disposition expenses and accrued asset management fees.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership. The Partnership will convert to the liquidation basis of accounting as of the last day of the quarter in which the final Local Limited Partnership is sold. This date is anticipated to be December 31, 2011.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $41,000 in cash and $3,000 of other assets. Liabilities at September 30, 2011 consisted of $2,784,000 accrued fees and expenses due to the General Partner and affiliates and $1,000 of accrued expenses.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.   The Partnership’s net income for the three months ended September 30, 2011 was $76,000, reflecting an increase of approximately $76,000 from the $(327) net loss experienced for the three months ended September 30, 2010. The increase in net income was primarily due to a $33,000 increase in gain on sale of Local Limited Partnerships for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions.  There was also a $24,000 decrease in legal and accounting fees for the three months ended September 30, 2011 due to the timing of the work performed for the Partnership. There was also a $23,000 decrease in asset management fees for the three months ended September 30, 2011. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decrease thereby decreasing the asset management fees that are incurred.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010. The Partnership’s net income for the six months ended September 30, 2011 was $120,000 reflecting an increase of approximately $152,000 from the $(32,000) net loss experienced for the six months ended September 30, 2010.  The change in net income was primarily due to a $121,000 increase in gain on sale of Local Limited Partnerships for the six months ended September 30, 2011 compared to the six months ended September 30, 2010. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was also a $31,000 decrease in asset management fees for the six months ended September 30, 2011. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decrease thereby decreasing the asset management fees that are incurred. Legal and accounting fees decreased by $2,000 for the six months ended September 30, 2011 due to the timing of the work performed for the Partnership. There was also an increase of $3,000 in reporting fees for the six months ended September 30, 2011. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010. The net decrease in cash during the six months ended September 30, 2011 was $(30,000) compared to a net decrease during the six months ended September 30, 2010 of $(26,000). The change is due primarily to the fact that during the six months ended September 30, 2011 the Partnership paid $(166,000) and $(61,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(55,000) and $(31,000) paid for accrued asset management fees and reimbursements due to the General Partner or affiliate, respectively, during the three months ended June 30, 2010. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates. During the six months ended September 30, 2011 Partnership received $175,000 in proceeds from the sale of Local Limited Partnerships compared to $54,000 received from sales during the six months ended September 30, 2010.

During the six months ended September 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, decreased by $164,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: November 16, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 16, 2011